Form 10-Q
period 2004-06-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2004-08-12
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Registration Number:  333-114032

BLUE RIDGE PAPER PRODUCTS INC.

(Exact name of registrant as specified in charter)

Delaware

56-2136509

(State of incorporation)	(I.R.S. Employer Identification Number)

41 MAIN STREET

CANTON, NORTH CAROLINA  28716

(Address of principal executive office)

Registrant’s telephone number, including area code:  828-454-0676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of common shares outstanding at June 30, 2004 was 10,074,288.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PAGE NO.

PART 1.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets, June 30, 2004 (unaudited) and December 31, 2003 (derived from audited financial statements)	3

	Condensed Consolidated Statements of Operations, Three Months Ended June 30, 2004 and 2003 (unaudited) Six Months Ended June 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19-20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blue Ridge Paper Products Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash	$1,575	$2,123
Accounts receivable, net of allowance for doubtful accounts and discounts of $2,545 and $2,621 in 2004 and 2003, respectively	54,038	42,646
Inventories	50,839	59,063
Prepaid expenses	801	1,112
Income tax receivable	32	32
Other current assets	501	—
Total current assets	107,786	104,976
Property, plant, and equipment, net	190,018	192,671
Deferred financing costs, net	7,007	7,443
Other assets	62	62
Total assets	$304,873	$305,152

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of senior debt	$38	$37
Current portion of capital lease obligation	484	474
Accounts payable	41,636	35,748
Accrued expenses and other current liabilities	31,791	33,109
Interest payable	1,498	1,495
Total current liabilities	75,447	70,863
Senior debt, net of current portion	148,454	134,898
Parent Pay-In-Kind (PIK) Senior Subordinated Note	38,928	37,124
Capital lease obligations	1,114	1,359
Pension and postretirement benefits	19,802	19,109
Other liabilities	1,983	2,824
Total liabilities	285,728	266,177
Obligation to redeem ESOP shares	35,988	32,389
Obligation to redeem restricted stock units of Parent	2,589	2,519
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2004 and 2003, respectively)	—	—
Additional paid-in capital	47,271	47,344
Accumulated deficit	(57,363)	(34,125)
Unearned compensation	—	(88)
Accumulated other comprehensive loss	(3,370)	(3,370)
	(13,462)	9,761
Receivable from Parent	(5,970)	(5,694)
Total stockholder’s equity (deficit)	(19,432)	4,067
Total liabilities and stockholder’s equity (deficit)	$304,873	$305,152

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three and Six Month Period Ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2004	2003	2004	2003
Net sales	$121,445	$115,398	$242,426	$233,343
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization	117,692	108,659	231,257	214,679
Depreciation and amortization	4,062	3,563	8,324	8,078
Gross profit (loss)	(309)	3,176	2,845	10,586
Selling, general and administrative expenses	6,545	6,373	13,124	12,335
Depreciation and amortization	442	436	900	860
ESOP expense	1,800	2,031	3,600	4,061
Loss on disposal of assets	8	141	6	141
Operating loss	(9,104)	(5,805)	(14,785)	(6,811)
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(3,906)	(3,530)	(7,866)	(6,661)
Amortization of deferred financing costs	(298)	(449)	(587)	(830)
	(4,204)	(3,979)	(8,453)	(7,491)
Loss before income taxes	(13,308)	(9,784)	(23,238)	(14,302)
Income tax	—	—	—	—
Net loss	$(13,308)	$(9,784)	$(23,238)	$(14,302)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(23,238)	$(14,302)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,224	8,938
Compensation expense for Parent restricted stock	88	270
Amortization of deferred financing costs	587	830
ESOP expense	3,600	4,061
Loss on disposition of equipment	6	141
Changes in operating assets and liabilities:
Accounts receivable, net	(11,392)	4,807
Inventories	8,224	2,554
Prepaid expenses	311	896
Accounts payable	5,888	(3,942)
Accrued and other current liabilities	297	1,539
Interest payable	3	(946)
Change in Parent PIK Senior Subordinated Note for interest	1,804	1,818
Pension and postretirement benefits	693	774
Other assets and liabilities	(848)	(1,260)
Net cash provided by (used in) operating activities	(4,753)	6,178
Cash flows used in investing activities:
Additions to property, plant, and equipment	(7,077)	(6,112)
Proceeds from sale of property, plant, and equipment	2	10
Net cash used in investing activities	(7,075)	(6,102)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(276)	(832)
Payments on separation notes payable	(1,615)	(1,221)
Proceeds from borrowings under line of credit	69,225	74,384
Repayment of borrowings under line of credit	(55,650)	(61,255)
Cash paid for refinancing credit facilities	(151)	(719)
Repayments of long-term debt and capital lease obligations	(253)	(6,417)
Net cash provided by financing activities	11,280	3,940
Net increase (decrease) in cash	(548)	4,016
Cash, beginning of period	2,123	332
Cash, end of period	$1,575	$4,348
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest	$6,060	$5,788
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,804	1,818
Separation notes payable	—	514
Equipment acquired through capital lease	—	1,400

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments that are necessary for the fair presentation of results for the interim periods. Results for the three-and six-month periods ended June 30, 2004 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes of Blue Ridge Paper Products Inc. (the Company) as of and for the year ended December 31, 2003, included in the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “S-4 Registration Statement”).

(2)  Liquidity

In December 2003, the Company issued $125,000 of 9.5% Senior Secured Notes due 2008 (the “Notes” or the “Old Notes”) in a private offering.  Proceeds from issuance of the Notes were used to repay the Company’s Term Loans A and B and its existing revolving credit facility under the 1999 Credit Agreement.  In addition, the Company paid $7,000 on the Parent PIK Subordinated Note.  The Company entered into a new $45,000 revolving credit facility in December 2003, of which the maximum borrowing availability at December 31, 2003 and June 30, 2004 was $31,611 and $17,858, respectively.  The new revolving credit facility contains covenant restrictions, which requires covenant availability to exceed $15,000.  If covenant availability does not meet the required minimum, a fixed charge coverage ratio covenant is triggered.  At June 30, 2004, the Company had covenant availability of $24,470, which is $9,470 in excess of the required minimum.

(3)  Recent Developments

 Gain from the Sale of Emission Allowances

Under section 126 of the Clean Air Act, new regulations for emissions of nitrogen oxides (NOx) from coal fired boilers will require affected facilities to reduce these emissions during the “ozone season”, which is defined as May 1 through September 30.  The Environmental Protection Agency (EPA) has established emission levels that each facility must meet in 2004 and 2005 by granting emission allowances, which are measured in units based on tons of NOx emitted and are commonly referred to as NOx credits.  A facility is permitted by the EPA to sell or transfer NOx credits at any time prior to their expiration.  At the conclusion of each ozone season, each facility must report its actual emissions to the EPA and own sufficient NOx credits to cover their emission levels; otherwise, the facility must purchase credits or be subject to certain fines and penalties.

Through engineering studies in 2003, the Company estimated that its NOx emissions would be below its EPA allowance levels by 200 units in 2004 and 300 units in 2005.  Consequently, the Company sold these units for cash through an open market created specifically to trade EPA emission credits, which resulted in a deferred gain of $1,716 at December 31, 2003.

Updated engineering studies in June 2004 revealed that the NOx emissions for the 2004 season would be below EPA allowances by an additional 50 units.  Consequently, another 50 units were sold on July 1, 2004.At June 30, 2004, $213 of the 2004 units were earned and recorded as miscellaneous income in the accompanying interim financial statements.  The remaining portion of the 2004 units and the current portion of the 2005 units are recorded as current deferred revenue of $787.  The remaining 2005 units are recorded as long-term deferred revenue of approximately $716.  The deferred revenue is expected to be recorded as income in the quarter that the units are earned.

Closure of Fort Worth, Texas DairyPak Facility

On February 26, 2004, management announced plans to close the Company’s Fort Worth, Texas, DairyPak facility in the second quarter of 2004.  Production ceased on June 4, 2004 at the Fort Worth facility and the Company has transferred the facility’s production to the other existing DairyPak facilities.  The Company plans to sell the land and buildings within the next year.  Consequently, at June 30, 2004, the assets held for sale have been reclassified from property, plant, and equipment to other current assets in the amount of $501.  As a result of this closure, the Company does not expect to reduce overall production.  The closure costs, which consist primarily of severance costs, are estimated to be $2,244 and are expected to be paid in 2004. For the six months ended June 30, 2004, the Company recorded $1,991 of severance costs related to this closure and $253 loss related to asset disposals.

 Parmalat Bankruptcy

On February 24, 2004, a significant customer filed for Chapter 11 bankruptcy protection.  As of December 31, 2003 and June 30, 2004, the Company had outstanding accounts receivable of $2,501 and $1,158, respectively.  In addition, the Company received cash payments of $993 and $2,984 as of December 31, 2003 and June 30, 2004, respectively, related to accounts receivable that are potentially subject to “preferential payment” treatment as defined in Chapter 11 bankruptcy laws and regulations.  The Company assessed the collectibility of outstanding receivables and the likelihood that cash payments deemed as preferential are unsuccessfully defended and recorded a valuation allowance of $1,875 and $2,001 as of December 31, 2003 and June 30, 2004, respectively, related to this customer.

 Headcount Reduction

On February 3, 2004, the Company announced plans to eliminate approximately 90 salaried and hourly positions through voluntary termination plans.  The Company offered several voluntary severance and termination packages for salaried employees and hourly union employees.  The salaried employees plan offers a severance package based on current compensation and years of service.  The hourly union employees package accelerates five years of vested service towards an employee’s union pension plan benefit.

As of June 30, 2004, the Company had accepted 74 employees’ voluntary termination agreements.  Additionally, 16 positions were eliminated through attrition where no severance was paid.  As a result, the Company recorded $1,336 of severance costs in the first quarter and an additional $1,029 in the quarter ended June 30, 2004.  The accrued severance cost is recorded in accrued and other current liabilities in the accompanying condensed consolidated balance sheet and is expected to be paid by December 2004.

(4)  Recent Accounting Developments

 In December 2003, Financial Accounting Standards Board (FASB) issued Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in the entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The adoption of FIN 46R has not had a material effect on the Company’s consolidated financial statements.

In accordance with the provisions of Staff Position (FSP) 106-1, the Company elected at December 31, 2003 to defer the recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act).  In June 2004, the FASB issued FSP 106-2, which provided guidance for recording the effect of the Act on the postretirement benefit obligation and the periodic postretirement benefit cost.  The Company determined the effect of the Act on the postretirement benefit cost as of its December 31, 2004 measurement date.  The calculation yielded an estimated reduction in the benefit obligation as of December 31, 2003 of $2,121 and periodic postretirement benefit cost for 2004 of $241.  At December 31, 2003, the APBO would have been $15,190 with an unrecognized gain of $1,880.  As of June 30, 2004, $120 was recorded as a reduction in the benefit obligation and cost in the accompanying interim financial statements.

(5)  Long-Term and Short-Term Debt

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010.  Interest on the note bears interest at a fixed rate at 5.5%.  Land and office buildings in Canton, North Carolina, collateralize the note.  The balance of the note payable was $782 and $800 at June 30, 2004 and December 31, 2003, respectively.

On December 17, 2003, the Company sold $125,000 of Notes through a private placement offering under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semi-annually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest, on or after December 15, 2006 and December 15, 2007, respectively.  The indenture under which the Notes have been issued contains certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.  On June 17, 2004, we completed an exchange offer wherein we exchanged $125,000 aggregate principal amount of our 9.5% Senior Secured Exchange Notes due 2008 (the “New Notes”), which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), for $125,000 aggregate principal amount of our issued and outstanding Old Notes, which were not registered under the Securities Act.  The terms of the New Notes are substantially identical to the Old Notes, except that certain transfer restrictions and registration rights relating to the Old Notes do not apply to the New Notes.

On December 15, 2003, the Company entered into a revolving credit facility with a financial institution which provides for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on

December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $22,710 and $9,135 at June 30, 2004 and December 31, 2003, respectively, and letters of credit outstanding were $4,432 and $4,254 at June 30, 2004 and December 31, 2003, respectively.  The maximum borrowing availability was $17,858 and $31,611 at June 30, 2004 and December 31, 2003, respectively.

(6)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has agreements with suppliers of wood chips.  Two of the wood chip agreements are with two subsidiaries of International Paper.  The agreements are for a five-year period with two renewable five-year periods beginning in May 1999.  The Company renewed the second five-year term with International Paper beginning in May 2004.  The terms of the agreements require minimum volume purchases of 740,000 tons of chips each contract year during the five-year period.  The agreements provide an agreed-upon price per ton for product delivered but are negotiable based on market conditions.   As of June 30, 2004, the Company has commitments to purchase wood chips of approximately $130,537 over the remaining terms of the agreements.

(b)  Labor Agreements

The Company is committed to collective bargaining labor agreements with local unions, the larger of whose terms extend through May 14, 2006.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is the defendant.  The lawsuit is being brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton mill is located, and the Company has a permit to discharge.  The plaintiffs are seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiff in this action alleges that the discharge of colored water from the Canton mill has resulted in a diminution of property value, but does not contain any allegation relating to health or safety matters.  The demand for damages is limited to a maximum of $74 (exclusive of interest and costs) per individual landowner.  Discovery is to be completed by November 2004 and trial is scheduled for March 2005.   Management has not recorded a liability for any amount related to this lawsuit as of June 30, 2004.

The Company is subject to litigation that may arise in the normal course of business.  In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”.  The Company has currently accrued approximately $767 for closure of landfills as of June 30, 2004.

(7)  Segment Information

The Company’s management makes financial decisions and allocates resources based on sales and operating income of the paper and packaging segments.  Although raw materials, the production processes, distribution methods and the regulatory environment are similar, management believes it is appropriate to separately disclose these segments. The Company does not allocate selling, general and administration expenses to each segment, but management uses operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following table for the six months ended June 30, 2004 and 2003:

		Paper	Packaging	Corporate	Total

Net sales	2004	$98,211	$144,215	—	$242,426
	2003	94,407	138,936	—	233,343

Operating income (loss)	2004	(3,020)	5,859	(17,624)	(14,785)
	2003	2,899	7,637	(17,347)	(6,811)

Depreciation and amortization	2004	6,343	1,981	900	9,224
	2003	6,357	1,721	860	8,938

Total assets	2004	201,800	91,054	12,019	304,873
	2003	199,243	87,296	15,085	301,624

Capital expenditures	2004	6,046	668	363	7,077
	2003	5,735	(72)	449	6,112

(8)  Inventories

Components of inventory at June 30, 2004 and December 31, 2003 are as follows:

	2004	2003

Raw Materials	$14,317	$17,023
Work in Progress	17,515	19,359
Finished Goods	19,007	22,681
Total	$50,839	$59,063

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This filing includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will” or words or phrases of similar meaning.

These forward-looking statements are not guarantees of future performance.  Forward-looking statements are based on management’s expectations that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  Given these risks and uncertainties, actual future results may be materially different from what we plan or expect.  We will not update these forward-looking statements even if our situation changes in the future.

OVERVIEW

Market conditions relating to price in the three months ended June 30, 2004 (the “2004 three-month period”) have improved from the weak conditions in the fourth quarter of 2003 and first quarter of 2004, although they have not yet achieved the levels reached in the three months ended June 30, 2003 (the “2003 three-month period”).  Our total shipment volume for the 2004 three-month period increased 6.3% compared to the 2003 three-month period. Improvements in price, shipments and productivity were partially offset by increased healthcare and energy costs.  The 2004 three-month period was negatively impacted by one of our annual pulp mill outages, as described below, and seasonally high maintenance expenses.  Our cost improvement efforts continued as we ceased production at our Fort Worth DairyPak converting facility and further reduced headcount at our Canton mill specifically and for our corporate staff in general.  We anticipate that we will meet our targeted headcount reductions on or prior to schedule.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2004	2003	2004	2003
Net sales:
Packaging	$71.2	$69.1	$144.2	$138.9
Paper	50.2	46.3	98.2	94.4
Total	$121.4	$115.4	$242.4	$233.3

Operating profit (loss):
Packaging	$1.2	$3.7	$5.8	$7.7
Paper	(1.5)	(0.5)	(3.0)	2.9
Total Segments Operating Profit	$(0.3)	$3.2	$2.8	$10.6

Corporate Expenses	8.8	9.0	17.6	17.4
Total	$(9.1)	$(5.8)	$(14.8)	$(6.8)

Percentage of net sales:
Packaging	58.6%	59.9%	59.5%	59.5%
Paper	41.4%	40.1%	40.5%	40.5%
Total	100.0%	100.0%	100.0%	100.0%

Operating margin:
Packaging	1.7%	5.4%	4.0%	5.5%
Paper	(3.0)%	(1.1)%	(3.1)%	3.1%
Total	(0.2)%	2.8%	1.2%	4.5%

Shipments (tons):
Packaging segment	64,230	63,905	126,831	125,900
Paper segment	80,049	71,862	161,208	143,982
Total	144,279	135,767	288,039	269,882

Average price ($per ton):
Packaging segment	$1,109	$1,081	$1,137	$1,103
Paper segment	627	644	609	656
Average price	$841	$850	$842	$864

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Sales.   Net sales for the 2004 three-month period increased $6.0 million or 5.2% to $121.4 million compared to $115.4 million for the same period in 2003.  Net sales in our packaging segment increased $2.1 million, while total net sales in our paper segment increased by $3.9 million.

Net sales for our packaging segment for the 2004 three-month period increased $2.1 million or 3.0% to $71.2 million compared to $69.1 million for the same period in 2003.  For the 2004 three-month period, our packaging segment sold 64,230 tons of coated and converted paperboard products at an average price of $1,109 per ton, compared to 63,905 tons sold for the same period in 2003 at an average price of $1,081 per ton.  The increase in packaging segment sales is primarily attributable to an increase in average revenue per unit sold for both cartons and non-converted coated paperboard coupled with an increase in volume of cartons and non-converted paperboard tons shipped.  In addition, effective June 1, 2004, we announced a 5% increase to list prices for a portion of our carton business.  For certain of these customers, the price increase will be delayed to a later date as specified in the respective customer supply contracts.

Net sales for our paper segment for the 2004 three-month period increased $3.9 million or 8.4% to $50.2 million compared to $46.3 million in the second quarter of 2003.  The increase is entirely attributable to an increase in shipment volume of 11.4% to 80,049 tons in 2004 as compared to 71,862 tons for the same period in 2003.  The increase in volume is due to: (i) the five-day cold mill maintenance outage conducted at our Canton, North Carolina manufacturing facility in the second quarter of 2003, which is required every five years to perform certain maintenance functions at the mill; (ii) improved production performance on our paper machines in the 2004 three-month period; and (iii) increased market demand for our uncoated free-sheet papers in the 2004 three-month period, which also resulted in a decrease in our finished goods paper inventories.  The average net sales price per ton for our paper segment products decreased 2.6% in the 2004 three-month period compared to the same period in 2003, although prices have begun to increase since the first quarter of 2004.  By June 2004, average pricing on our paper products had returned to levels in excess of the 2003 three-month period with an additional increase on specific grades announced for July 2004.  Order backlogs for our paper products also continued to be strong entering into the third quarter of 2004.

Operating Profit (Loss).  Total segment operating profit (loss) declined $3.5 million to a loss of $0.3 million in the 2004 three-month period compared to an operating profit of $3.2 million for the same period in 2003.  Operationally, our production and sales performance improved, with total sales volume increasing 6.3% from 135,767 tons shipped in the 2003 three-month period to 144,279 tons in the 2004 three-month period.  We continued our process of consolidating our converting facilities to match capacity with the market and completed the transfer of manufacturing and customer service from our Fort Worth DairyPak facility to the remaining facilities in the DairyPak division.  This reorganization will allow us to service our DairyPak customers more cost effectively and eliminate significant overhead from our cost structure.  We also recognized severance expenses in the 2004 three-month period related to the elimination of 81 hourly and salaried positions at our Canton, North Carolina facility.  In order to complete these reorganizations, we incurred $2.1 million in severance-related expenses in the 2004 three-month period, as well as $0.7 million in additional transitional expense related to the Fort Worth closure.

At our Canton, North Carolina facility, it is necessary to conduct two pulp mill outages per year, one each in the spring and fall, to complete necessary maintenance items in the pulp mill and chemical recovery areas.  These outages normally require four to six days to complete and usually only involve the pulp mill and chemical recovery areas.  The 2004 spring outage was extended to ten days in order to perform additional non-routine maintenance projects.  During this extended period, we used the downtime to complete additional maintenance activity at the mill.  This additional pulp mill downtime (along with additional maintenance work completed in April 2004) increased the cost of this outage from a normal range of approximately $2.0 - $2.5 million to an estimated $4.1 million in lost pulp production and maintenance costs.  During the 2003 three-month period, the spring pulp mill outage was conducted concurrently with the cold mill outage.  Total increased costs related to the 2003 cold mill outage, including lost pulp, paper and uncoated paperboard production, were approximately $6.0 million.

As discussed above, although average net revenue in our paper segment has steadily increased in the 2004 three-month period, it remains below average net revenue in the 2003 three-month period, resulting in a loss of approximately $1.5 million.  Pricing for our primary raw material, wood chips, has decreased, resulting in a 5.8% decrease in our wood chip costs from their peak prices in the fourth quarter of 2003.  Barring any significant unfavorable weather pattern in the southeastern United States, we anticipate further reductions in wood costs in the third quarter of 2004.  Despite the favorable movement in wood chip prices, average wood chip prices remain above prices experienced in the 2003 three-month period.  This has resulted in an approximate $0.7 million increase in wood costs for the 2004 three-month period as compared to the same period in 2003.  In addition, operating profit in the 2004 three-month period was negatively impacted by unfavorable cost trends in plastic/resin pricing at our Waynesville extrusion coating facility, inbound/outbound freight costs due to diesel fuel pricing and trucking regulation changes, and increases in employee medical benefits costs.

Operating profit for our packaging segment decreased $2.5 million or 67.6% in the 2004 three-month period to $1.2 million or 1.7% of packaging segment sales, compared to $3.7 million or 5.4% of packaging segment sales for the 2003 three-month period.  The decrease in operating profits was due primarily to severance costs and transition expenses related to the closure and sale of the Fort Worth, Texas converting facility, increased outbound freight costs, increased costs associated with employee health benefits, and increased costs for certain raw materials at our Waynesville extrusion facility.  We have recognized substantially all of the costs associated with the Fort Worth closure.  In addition, in the 2004 three-month period, our average revenue per ton in our carton business has increased approximately 3.3% or $1.5 million, and we have instituted several initiatives to control our healthcare spending.

Our paper segment realized an operating loss of $1.5 million in the 2004 three-month period, or a $1.0 million increase in operating loss, as compared to an operating loss of $0.5 million for the 2003 three-month period.  The increase in operating loss was due primarily to: (i) severance costs associated with the planned elimination of 81 salary and hourly positions at our Canton, North Carolina facility; (ii) a reduction in average net sales prices for our paper segment products; (iii) increased medical benefit costs for our Canton employees; and (iv) increased pricing for our key raw material, wood chips, as compared to pricing for the same period in 2003.  The increase in operating loss was partially offset by approximately $3.0 million in increased production and sales at our Canton, North Carolina mill.  The production increase is primarily attributable to the machine downtime incurred during the cold mill outage completed in the 2003 three-month period.  The next cold mill outage is currently planned for fiscal year 2008.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased $0.1 million or 1.6% to $6.5 million in the 2004 three-month period compared to $6.4 million for the same period in 2003.  These costs consist of normal operating expenses such as salaries and benefits, legal and consulting, travel.

Interest and Amortization Expenses.  Interest and amortization expenses increased $0.2 million to $4.2 million for the 2004 three-month period compared to $4.0 million for the same period in 2003.  This is due to the change in rates for the Notes.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Sales.  Net sales for the six months ended June 30, 2004 (the “2004 six-month period”) increased to $242.4 million or 3.9% compared to $233.3 million for the same period in 2003.  This increase in total revenue is primarily attributable to an increase in total shipment volume to 288,039 tons, an increase of 6.7%, compared to 269,882 tons reported for the same period in 2003, resulting in an additional $15.3 million of total sales revenue.  The increase in our sales volume for the 2004 six-month period was partially offset by a 2.5% decline in the average selling price for our products as compared to the same period in 2003.  This decline in average revenue per ton sold resulted primarily from an increase in sales mix originating from our lower revenue paper segment in the 2004 three-month period compared to the same period in 2003, along with depressed market prices in our paper segment.  The decline in average revenue per unit sold resulted in an approximate $6.2 million reduction in total revenue in the 2004 six-month period compared to the same period in 2003.  Market pricing in our paper segment reached a low in the first quarter of 2004 but has shown significant recovery beginning in the latter part of the first quarter of 2004 and improving through June 2004 with an additional increase announced for most paper grades in July 2004.

Net sales for our packaging segment for the 2004 six-month period increased $5.3 million or 3.8% to $144.2 million compared to $138.9 million for the same period in the prior year.  The increase in net sales is attributable to a 2.4%  increase in carton volume shipments in addition to an increase in average sales price for both cartons and non-converted coated paperboard.  Average net sales price per ton increased 3.1% for cartons and 1.4% for coated paperboard in the 2004 six-month period compared to the same period in 2003.

Sales for our paper segment for the 2004 six-month period have increased by $3.8 million or 4.0% to $98.2 million compared to $94.4 million for the same period in 2003.  This increase was attributable to increased sales volume with total shipment volumes increasing 17,226 tons or 12% to 161,208 tons in the 2004 six-month period compared to 143,982 tons in the 2003 six-month period.  Average net sales price per unit sold decreased by 7.2% due primarily to lower product pricing in the uncoated free-sheet markets.  This decline in average net sales price (coupled with a slightly unfavorable mix resulting from a higher percentage of uncoated paperboard sales versus paper sales) resulted in a loss of  $7.5 million in the 2004 six-month period compared to the same period in 2003.

Operating Profit (Loss).  Total segment operating profit decreased $7.8 million in the 2004 six-month period to $2.8 million compared to $10.6 million for the same period in 2003.  Despite increased production and sales volumes, total segment operating profit declined primarily due to: (i) lower pricing for our paper grades that reflected a 7.2% reduction from the same period in the prior year, or a decrease of  $6.9 million in revenue; (ii) increased purchase costs for some of our larger raw materials, such as wood chips, resulting in a decrease of $2.0 million; (iii) $4.4 million in severance payments related to consolidation of capacity and the shutdown of our Fort Worth, Texas DairyPak facility, as well as the planned elimination of 81 positions at our Canton, North Carolina facility; (iv) increased outbound freight costs of approximately $1.6 million arising from higher carrier fuel costs, increased trucking regulations and, to a lesser extent, increased distances to serve customers from our remaining DairyPak converting locations; and (v)  $2.4 million increase in medical benefits at our operating locations.  With respect to item (ii), pricing on supplemental fiber has increased with the improving paper markets, resulting in a loss of approximately $0.7 million.  In addition, plastic and resin prices used at our Waynesville facility have increased by approximately $1.6 million.  With respect to item (iii), the shutdown of our Fort Worth facility is primarily completed and the costs associated with the shutdown have been recognized in the first and second quarters of 2004.  We do not expect any additional significant severance costs in the future from this capacity consolidation.  In addition, we have recognized the majority of the costs associated with the headcount reductions at our Canton, North Carolina facility and do not expect any significant additional severance costs to complete that reorganization.  With respect to item (v), our healthcare benefit costs have increased substantially in 2004, due primarily to an increase in catastrophic health claims (those in excess of $75,000 each) We have a stop-loss of $150,000 per claim.  For the 2003 six-month period, such claims were approximately $0.5 million compared to approximately $1.4 million for the 2004 six-month period.  General medical cost inflation accounts for the remainder of the increase.

The decrease in operating profit in the 2004 six-month period was partially offset by: (i) a $5.1 million increase in production and sales; (ii) increases in our average net sales prices for coated paperboard and carton products resulting in an approximate $3.6 million increase in revenues; (iii) increased pulp mill production at our Canton, North Carolina facility, as well as improved management of our fiber utilization, resulting in an approximate $1.8 million cost savings compared to the 2003 six-month period; and (iv) $0.5 million decrease in repair material and service costs due primarily to the cold mill outage conducted in the 2003 six-month period without a corresponding similar outage in the 2004 six-month period.

Looking forward to the third quarter of 2004, we anticipate continued improvement in our sales pricing for both our paper products, as well as our carton products.  An additional increase on most of our uncoated paper grades has been announced for July 2004 and we believe that increase should be materially realized.  Further increases have been announced for some of our paper packaging grades in August and for offset, reply card and tablet grades in September 2004.  We also anticipate improved average carton pricing in the third quarter from the increase announced in June 2004 on a portion of our carton grades.  We have substantially concluded the recognition of severance expenses related to the closure of the Fort Worth, Texas converting facility along with the headcount reductions at our facility in Canton, North Carolina.  We do, however, anticipate increases to our energy costs, particularly at our Canton, North Carolina mill, as we have recently materially completed contract negotiations for the purchase of coal for that facility.  Under terms of the recently negotiated contract, coal costs at the Canton, North Carolina facility could increase by as much as 45%, or $6.0 - $8.0 million annually, unless we can secure a suitable and more cost effective supplier.  This increase in coal costs is currently expected to phase in through the third quarter of 2004, with the full impact expected by September 2004.  Our fall pulp mill outage is scheduled for September 2004 and is expected to be of similar duration and scope to the outage completed in the second quarter 2004.

Operating profit for our packaging segment in the 2004 six-month period declined $1.9 million to $5.8 million compared to $7.7 million for the same period in 2003.  The decrease was primarily due to: (i) severance and other transitional costs related to the Fort Worth facility closure in the amount of $3.1 million; (ii) increased pricing for our key raw material, plastic/resin, at the Waynesville facility of $1.6 million; (iii) increased costs for outbound freight of $1.2 million; and (iv) increased medical benefit costs of $1.2 million for the packaging segment employees.

The decrease in operating profit was partially offset by increases to the average net selling prices for coated paperboard and carton products of 1.4% and 3.1%, respectively, compared to the same period in 2003.  In addition, coated paperboard production at our Waynesville facility increased 7.6% in the 2004 six-month period compared to the same period in 2003, resulting in an additional $1.2 million.  Going forward, we expect to realize cost synergies related to the consolidation in our DairyPak converting facilities as we incur more of the benefits from the closure of our Fort Worth plant in the second half of this year.  In addition, we expect to realize additional revenue improvement from the announced carton price increase, which we implemented in June 2004.

Operating profit for our paper segment decreased $5.9 million in the 2004 six-month period to an operating loss of $3.0 million as compared to an operating profit of $2.9 million for the same period in 2003.  The decline in operating profit was primarily attributable to: (i) lower pricing for our paper grades, resulting in a 7.2% decrease from the same period in the prior year; (ii) increased wood chip costs, resulting in a loss of $2.0 million; (iii) severance costs of $2.1 million related to reduction of 81 hourly and salaried positions; and (iv) increases of $1.3 million in medical benefit costs for paper segment employees.

The decline in operating profit was offset by increased production and sales volumes in the amount of $4.2 million, increased pulp mill production and improved management of our fiber utilization, resulting in an approximate $1.8 million cost savings, and reduced expenditures of $0.9 million for repair materials and services.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased 6.5% to $13.1 million in the 2004 six-month period compared to $12.3 million for the same period in 2003.  The increase is primarily attributable to $0.6 million increased audit and attorney’s fees relating to the issuance of the Notes, as well as approximately $0.3 million in startup costs for the new medical clinic/pharmacy in Canton, North Carolina.   We also recognized severance expenses of $0.3 million related to the elimination of 7 salaried positions at corporate.

Interest and Amortization Expenses.   Interest and amortization expenses increased $1.0 million to $8.5 million for the 2004 six-month period compared to $7.5 million for the same period in 2003.  The increase is due to the change in rates for the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Our principle liquidity requirements are to service our debt and fund our operations and capital expenditure needs.  Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at June 30, 2004 was approximately $150.1 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for 2004 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.  In December 2003, we issued $125.0 million of the Notes in a private offering.  Proceeds from issuance of the Notes were used to repay our Term Loans A and B and our existing revolving credit facility under the 1999 Credit Agreement.  In addition, we paid $7.0 million on the Parent PIK Subordinated Note.  We entered into a new $45.0 million revolving credit facility in December 2003, of which the maximum borrowing availability at December 31, 2003 and June 30, 2004 was $31.6 million and $17.9 million, respectively.  The new revolving credit facility contains covenant restrictions, which requires covenant availability to exceed $15.0 million.  If covenant availability does not meet the required minimum, a fixed charge coverage ratio covenant is triggered.  At June 30, 2004, we had covenant availability of $24.5 million, which is $9.5 million in excess of the required minimum.  Based on improvements to our cost structure, increased production volumes, and product price increases scheduled to take effect in the third quarter of 2004, we do not believe that we will be subject to the fixed charge coverage ratio.

Summary of Cash Flow ($ in millions):

	Six Months Ended June 30,
	2004	2003
Net cash (used in)/provided by operating activities	$(4.8)	$6.2

Net cash used in investing activities	(7.1)	(6.1)

Net cash provided by financing activities	11.3	3.9

Net increase (decrease) in cash	(.6)	4.0

Cash balance	$1.6	$4.3

Net cash used in operations was $4.8 million for the 2004 six-month period compared to net cash provided by operations of $6.2 million during the same period in 2003.  The reduction in cash provided by operations was primarily attributable to increased net losses in 2004.  During the 2004 six-month period, total net losses were $23.2 million compared to $14.3 million for the same period in 2003.  The increase in net losses was primarily due to a decrease in pricing for our uncoated free-sheet papers, increases to certain raw material pricing, severance expenses, freight increases, and increases to employee healthcare costs as discussed above.

Net cash used in investing activities was $7.1 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively.  The increase in net cash used in investing activities was due to an increase in capital spending for the 2004 six-month period compared to the same period in 2003.  Capital spending for the 2004 six-month period totaled $7.1 million, which included expenditures for environmental projects of approximately $3.5 million.  Major environmental projects included: (i) $1.8 million to comply with nitrous oxide (NOx) gas emission regulations; (ii) a recovery boiler precipitator rebuild totaling approximately $0.9 million; and (iii) $0.6 million to comply with Maximum Achievable Control Technology I and II federal standards.   Capital expenditures for the 2003 six-month period were $6.1 million, of which approximately $0.5 million was categorized as environmental spending.  We currently estimate that our capital spending will be approximately $13.3 million for fiscal year 2004 (69% of annual depreciation).

Net cash provided by financing activities was $11.3 million for the 2004 six-month period compared to $3.9 million for the same period in 2003.  The net change in net cash provided by financing activities in the 2004 six-month period was primarily due to a $13.6 million increase in borrowings under our working capital facility.  This increase in borrowings was primarily used to fund our operations, provide funding for our capital expenditures and make interest payments to our noteholders in June 2004 for $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We manage interest cost using a combination of fixed and variable rate debt.  As of June 30, 2004, we have $125.0 million Notes at 9.5% and a $45.0 million working capital credit facility at variable rates of interest.  As of June 30, 2004, approximately $22.7 million was outstanding under our working capital credit facility consisting of short-term interest rates of 1.25% over Applicable Revolver Index Margin and 3.0% over Applicable Revolver Libor Margin.  Our working capital facility offers two options for interest rates:  Applicable Revolver Libor Margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from .75% - 1.25%.  The rate is based on revolver availability.  During the first six months of the agreement, we use the highest percent in each option.  In addition, as of June 30, 2004, we have a $0.8 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of six years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K during Second Quarter of 2004:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date: August 12, 2004
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1                           Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2                           Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1                           Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002