Form 10-Q
period 2004-09-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2004-11-15
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No ☒

The number of common shares outstanding at September 30, 2004 was 10,007,511.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARY

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets, September 30, 2004 (unaudited) and December 31, 2003 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended September 30, 2004 and 2003 (unaudited) Nine Months Ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blue Ridge Paper Products Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash	$8,756	$2,123
Accounts receivable, net of allowance for doubtful accounts and discounts of $2,444 and $2,621 in 2004 and 2003, respectively	44,951	42,646
Inventories	38,454	59,063
Prepaid expenses	1,293	1,112
Insurance proceeds receivable	11,056	—
Income tax receivable	76	32
Other current assets	501	—
Total current assets	105,087	104,976
Property, plant, and equipment, net	187,595	192,671
Deferred financing costs, net	6,814	7,443
Other assets	62	62
Total assets	$299,558	$305,152
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$39	$37
Current portion of capital lease obligation	489	474
Accounts payable	42,272	35,748
Accrued expenses and other current liabilities	35,240	33,109
Interest payable	5,330	1,495
Total current liabilities	83,370	70,863
Senior debt, net of current portion	144,429	134,898
Parent Pay-In-Kind (PIK) Senior Subordinated Note	38,928	37,124
Capital lease obligations	990	1,359
Pension and postretirement benefits	19,681	19,109
Other liabilities	1,282	2,824
Total liabilities	288,680	266,177
Obligation to redeem ESOP shares	37,120	32,389
Obligation to redeem restricted stock units of Parent	2,639	2,519
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2004 and 2003, respectively)	—	—
Additional paid-in capital	47,939	47,344
Accumulated deficit	(66,812)	(34,125)
Unearned compensation	—	(88)
Accumulated other comprehensive loss	(3,370)	(3,370)
	(22,243)	9,761
Receivable from Parent	(6,638)	(5,694)
Total stockholder’s equity (deficit)	(28,881)	4,067
Total liabilities and stockholder’s equity (deficit)	$299,558	$305,152

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

Three and Nine Month Periods Ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2004	2003	2004	2003
Net sales	$117,448	$118,301	$359,874	$351,644
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization	107,473	103,278	338,730	317,957
Depreciation and amortization	4,050	3,980	12,374	12,058
Flood related loss and repairs	18,056	—	18,056	—
Insurance recoveries	(16,056)	—	(16,056)	—
Gross profit	3,925	11,043	6,770	21,629

Selling, general and administrative expenses	6,832	6,168	19,956	18,503
Depreciation and amortization	476	436	1,376	1,296
ESOP expense	1,800	2,030	5,400	6,091
Gain on sale of assets	(58)	(3,691)	(52)	(3,550)
Operating profit (loss)	(5,125)	6,100	(19,910)	(711)

Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,003)	(3,382)	(11,869)	(10,043)
Amortization of deferred financing costs	(321)	(472)	(908)	(1,302)
	(4,324)	(3,854)	(12,777)	(11,345)
Profit (loss) before income taxes	(9,449)	2,246	(32,687)	(12,056)
Income tax	—	—	—	—
Net income (loss)	$(9,449)	$2,246	$(32,687)	$(12,056)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(32,687)	$(12,056)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,750	13,354
Asset impairment due to flood related losses	706	—
Compensation expense for Parent restricted stock	138	490
Amortization of deferred financing costs	908	1,302
ESOP expense	5,400	6,091
Gain on sale of assets	(52)	(3,550)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,305)	(6,081)
Inventories	20,609	(1,495)
Prepaid expenses	(181)	386
Insurance proceeds receivable	(11,056)	—
Income tax receivable	(44)	—
Accounts payable	6,524	966
Accrued and other current liabilities	3,746	3,590
Interest payable	3,835	1,477
Change in Parent PIK Senior Subordinated Note for interest	1,804	1,818
Pension and postretirement benefits	572	854
Other assets and liabilities	(1,545)	816

Net cash provided by operating activities	10,122	7,962

Cash flows used in investing activities:
Additions to property, plant, and equipment	(9,900)	(8,308)
Proceeds from sale of property, plant, and equipment	70	5,770

Net cash used in investing activities	(9,830)	(2,538)

Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(944)	(319)
Payments on separation notes payable	(1,615)	(2,453)
Proceeds from borrowings under line of credit	102,315	100,739
Repayment of borrowings under line of credit	(92,755)	(89,687)
Cash paid for refinancing credit facilities	(279)	(759)
Proceeds from issuance of long term debt	—	819
Repayments of long-term debt and capital lease obligations	(381)	(12,462)

Net cash provided by (used in) financing activities	6,341	(4,122)

Net increase in cash	6,633	1,302

Cash, beginning of period	2,123	332
Cash, end of period	$8,756	$1,634
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest	$7,348	$6,828
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,804	1,818

Separation notes payable	—	514
Equipment acquired through capital lease	—	1,502

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods.  Results for the three and nine months ended September 30, 2004 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the Company) for the year ended December 31, 2003.

(2)  Liquidity

In December 2003, the Company issued $125,000 of 9.50% Senior Secured Notes due 2008 (the Notes) in a private offering.  Proceeds from issuance of the Notes were used to repay the Company’s Term Loans A and B and its existing revolving credit facility under the 1999 Credit Agreement.  In addition, the Company paid $7,000 on the Parent PIK Subordinated Note.  The Company entered into a new $45,000 revolving credit facility in December 2003.  The new revolving credit facility contained covenant restrictions, which requires availability to exceed $15,000.  The maximum borrowing availability at December 31, 2003 and September 30, 2004 was $31,611 and $24,681, respectively.

On September 15, 2004, the revolving credit facility was amended  to increase the maximum borrowings to $50,000 on a permanent basis.  The amendment also reduced the $15,000 availability restriction to $10,000 (as thereafter further reduced as described below) during the period beginning September 15, 2004 and ending January 15, 2005, after which time the availability restriction reverts back to $15,000.

On October 8, 2004, the revolving credit facility was further amended.  This amendment reduced the $10,000 availability restriction to $5,000 during the period beginning October 8, 2004 and ending January 15, 2005, after which time the availability restriction reverts back to $15,000.

(3)  Recent Developments

Flood losses related to Hurricanes Frances and Ivan

On September 8, 2004, Western North Carolina experienced flooding as a result of Hurricane Frances, with flood levels exceeding the Federal Emergency Management Agency (FEMA) 100-year flood plain levels.  This forced the shutdown of the Canton pulp and paper mill.  The Company’s corporate headquarters building was also flooded.  On September 17, 2004, additional flooding occurred from Hurricane Ivan.  The combined downtime of the Canton mill in whole or in part from the two floods was 23 days.

Property damage losses and related repairs and maintenance from these two floods were  $18,785 and have been recorded in the period ending September 30, 2004 of which $18,056 is reflected as a reduction to gross profit and $729 is included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements.  As of September 30, 2004, the Company recorded insurance recoveries of $16,056 of which $5,000 had been collected prior to September 30, 2004 and an additional $5,000 was received on October 7, 2004.

Gain from the Sale of Emission Allowances

Under section 126 of the Clean Air Act, new regulations for emissions of nitrogen oxides (NOx) from coal fired boilers will require affected facilities to reduce these emissions during the “ozone season,” which is defined as May 1 through September 30. The Environmental Protection Agency (EPA) has established emission levels that each facility must meet in 2004 and 2005 by granting emission allowances, which are measured in units based on tons of NOx emitted and are commonly referred to as NOx credits.  A facility is permitted by the EPA to sell or transfer NOx credits at any time prior to their expiration.  At the conclusion of each ozone season, each facility must report its actual emissions to the EPA and own sufficient NOx credits to cover its emission levels; otherwise, the facility must purchase credits or be subject to certain fines and penalties.

Through engineering studies in 2003, the Company estimated that its NOx emissions would be below its EPA allowance levels by 200 units in 2004 and 300 units in 2005.  Consequently, the Company sold these units for cash through an open market created specifically to trade EPA emission credits, which resulted in a deferred gain of $1,716 at December 31, 2003.

Engineering studies in June 2004 revealed that the NOx emissions for the 2004 season would be below EPA allowances by an additional 50 tons.  Consequently, another 50 units were sold on July 1, 2004.

Due to operating efficiencies and the Canton mill downtime in September 2004, the Company was able to sell an additional 210 units from the 2004 NOx season during the third quarter.  For the 2004 season, which ended on September 30, 2004, the EPA allocated 1,257 units to the Company.  Emissions totaled 762.4 tons and units sold totaled 460 leaving a balance of 34.6 units.  The Company has elected to carry over these units into the 2005 season.  The value of these units is approximately $67 as of September 30, 2004.

Furthermore, engineering studies in August revealed that the NOx emissions for the 2005 season would be below EPA allowances.  Consequently, another 250 units for 2005 were sold in the third quarter.

At September 30, 2004, $1,142 of the 2004 units sold and previously deferred were earned and recorded as miscellaneous income in the accompanying interim financial statements.  The 2005 units sold are recorded as current deferred revenue of approximately $1,783.  The deferred revenue is expected to be recorded as income in the quarter that the units are earned.

Closure of Fort Worth, Texas DairyPak Facility

On February 26, 2004, management announced plans to close its Fort Worth, Texas DairyPak facility in the second quarter of 2004. Production ceased on June 4, 2004 at the Fort Worth facility, and the Company transferred the facility’s production to its other existing DairyPak facilities.  The Company plans to sell the land and building  within the next year.  Consequently, at September 30, 2004, the assets held for sale are classified in other current assets in the amount of $501.  Closure costs, which consist primarily of severance costs, are estimated to be $2,198 in total and are expected to be paid in 2004.  For the nine months ended September 30, 2004, the Company recorded $1,936 of severance costs related to this closure and $262 of loss related to asset disposals.

Parmalat Bankruptcy

On February 24, 2004, a significant customer filed for Chapter 11 bankruptcy protection.  As of December 31, 2003 and September 30, 2004, the Company had outstanding accounts receivable of $2,501 and $1,158, respectively.  In addition, the Company has received cash payments of $993 and $2,984 as of December 31, 2003 and September 30, 2004, respectively, related to accounts receivable that are potentially subject to “preferential payment” treatment as defined in Chapter 11 bankruptcy laws and regulations.  The Company assessed the potential of collecting the outstanding receivables and the likelihood that cash payments deemed as preferential are unsuccessfully defended and recorded a valuation allowance of $1,875 and $2,001 as of December 31, 2003 and September 30, 2004, respectively, related to this customer.

Headcount Reduction

On February 3, 2004, the Company announced plans to eliminate approximately 90 salaried and hourly positions in the Paper and Corporate divisions through voluntary termination plans.  The Company offered several voluntary severance and termination packages for salaried employees and hourly union employees.  The salaried employees plan offers a severance package based on current compensation and years of service.  The hourly union employees package accelerates five years of vested service towards the union pension plan benefit.

As of September 30, 2004, the Company had accepted 74 employees’ voluntary termination agreements.  Additionally, 16 positions were eliminated through attrition where no severance was paid.  As a result, the Company recorded $1,336 of severance costs in the first quarter, $1,029 for the second quarter, and $51 in the third quarter of 2004.  The Company disbursed $1,290 to the PACE Industry Union – Management Pension Fund to fund the severance benefits for the hourly employees affected.  The remaining accrued severance of $643 is recorded in accrued and other current liabilities in the accompanying consolidated balance sheet and is expected to be paid by September 2005.

(4)   Recent Accounting Developments

In January 2004, the FASB issued a Staff Position (FSP), FAS 106-1, addressing the Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In accordance with the provisions of this FSP the Company elected at December 31, 2003 to defer the recognition of the effects of this act in any measurement of the benefit obligation or cost.  In June 2004, the Company actuarially calculated the effect of the act as of its December 31, 2003 measurement date.  The calculation yielded a net reduction in the 2004 benefit obligation and cost of $241.  At September 30, 2004, $180 was recorded as a reduction in the benefit obligation and cost in the accompanying condensed consolidated interim financial statements.

In August 2004, the Company changed the postretirement medical program to provide Medigap policy coverage for individuals over age 65.  Medigap policies provide insurance protection in addition to Medicare.  Before this change, the Company provided an indemnity style health care arrangement that was integrated with Medicare coverage.  This change allows individuals the opportunity to purchase Medigap style plans H, I or J at the cost sharing percentage (employer/employee) determined based on age and years of service at retirement.  This plan replaces the individually designed major medical plan with prescription drug coverage that had been expected to be in effect for future retirees.

The FAS 106 expense reflected year-to-date incorporates an analysis of the potential impact of Medicare Reform and the new Medicare Part D in 2006.  This analysis was based on information prior to this plan change.  Details continue to be developed regarding the potential integration of the new Medicare Part D with existing Medigap policies.  The Company will continue to monitor the development of regulations defining this new Medicare program.  When the provisions of Medicare Part D are finalized management anticipates they will not materially affect the Company’s current costs associated with this plan.

(5)  Long-Term and Short-Term Debt

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010.  The note bears interest at a fixed rate at 5.5%.  Land and office buildings in Canton, North Carolina collateralize the note.  The balance of the note payable was $773 at September 30, 2004.

On December 17, 2003, the Company sold $125,000 of 9.5% Senior Secured Notes (Notes) through a private placement offering under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semi-annually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively.  Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

On December 15, 2003, the Company entered into a revolving credit facility with a financial institution, which provides for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004 the credit agreement was amended to increase  the maximum borrowings to $50,000.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $9,135 and $18,695 at December 31, 2003 and September 30, 2004, respectively and letters of credit outstanding as of December 31, 2003 and September 30, 2004 were $4,254 and $5,932, respectively.  The maximum borrowing availability at September 30, 2004 was $24,681, subject to the availability restriction described in Note 2.

(6)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has agreements with suppliers of wood pulp and wood chips.  The agreements are for a five-year period with two renewable five-year periods beginning in May 1999.  The Company renewed the second five-year term with International Paper  in May 2004.  The terms of the agreements require minimum volume purchases of 740,000 tons of chips each contract year during the five-year period.  The agreements provide an agreed-upon price per ton for product delivered but are negotiable based on market conditions.  Two of the wood chip agreements are with two subsidiaries of International Paper.  As of September 30, 2004, the Company has commitments to purchase wood chips of approximately $123,570 over the remaining terms of the agreements.

 (b)  Labor Agreements

The Company is committed to collective bargaining labor agreements with local unions, the larger of whose terms extend through May 14, 2006.

 (c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is the defendant.  The lawsuit is being brought on behalf of approximately 300 residents owning property adjoining the Pigeon River downstream from which the Canton mill is located, and the Company has a permit to discharge.  The plaintiffs are seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiff in this action alleges that the discharge of colored water from the Canton mill has resulted in a diminution of property value, but does not contain any allegation relating to health or safety matters.  The demand for damages is limited to a maximum of $74 (exclusive of interest and costs) per individual landowner.  Management has not recorded a liability for any amount related to this lawsuit as of September 30, 2004.

The Company is subject to litigation that may arise in the normal course of business.  In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”.  The Company has currently accrued approximately $782 on balance sheet for closure of landfills as of September 30, 2004.

(7)  Segment Information

The Company’s management makes financial decisions and allocates resources based on sales and operating income of the paper and packaging segments.  Although raw materials, the production processes, distribution methods and the regulatory environment are similar, management believes it is appropriate to separately disclose these segments. The Company does not allocate selling, research and administration expenses to each segment, but management uses operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following table for the nine months ended September 30, 2004 and 2003:

		Paper	Packaging	Corporate	Total

Net sales	2004	$145,031	$214,843	¥	$359,874
	2003	140,190	211,454		¥351,644

Operating profit (loss)	2004	(2,379)	9,201	(26,732)	(19,910)
	2003	7,262	18,003	(25,977)	(712)

Depreciation and amortization	2004	9,538	2,836	1,376	13,750
	2003	9,472	2,586	1,296	13,354

Total assets	2004	195,108	85,576	18,874	299,558
	2003	203,978	93,592	12,435	310,005

Capital expenditures	2004	8,248	1,040	612	9,900
	2003	7,536	100	672	8,308

(8)  Inventories

Components of inventory at September 30, 2004 and December 31, 2003 are as follows:

	2004	2003

Raw Materials	$15,428	$17,023
Work in Progress	13,368	19,359
Finished Goods	9,658	22,681
Total	$38,454	$59,063

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

OVERVIEW

Market conditions continued to improve during the three months ended September 30, 2004 (the “2004 three-month period”) compared to prior quarters in 2004.  Aggregate revenue per ton of all products increased 6.8% over the three months ended June 30, 2004.  Order backlogs maintained their strength throughout the 2004 three-month period.  Our cost improvement efforts continued on schedule as we began to realize the impact of the shutdown of our Fort Worth DairyPak converting facility and headcount reductions at our Canton mill and corporate staff.

On September 8, 2004, Western North Carolina experienced heavy rains and flooding as a result of Hurricane Frances.  Flood levels exceeded Federal Emergency Management Agency (FEMA) 100-year flood plain levels resulting in the area being declared a Federal disaster area.  Due to the severe nature of the flooding, our pulp and paper mill located in Canton, North Carolina, undertook flood control procedures resulting in an orderly shutdown of the mill.  The Canton mill was in the process of  restoring operations when, on September 17, 2004, the area experienced a second, more extensive flooding as a result of Hurricane Ivan, which also exceeded FEMA 100-year flood plain levels.  The mill resumed full paperboard and partial paper production by September 27, 2004.  Complete operations at the Canton mill were restored by October 4, 2004.  The total financial impact for the 2004 three-month period was $9.0 million which is net of insurance  recoveries recorded (including receivables representing probable future insurance reimbursements) as a result of the floods in an aggregate amount of $16.1 million.  The following table summarizes the impact of the floods on earnings by segment for the 2004 three-month period.

($ Millions)

Impact on 2004 three-month period	Paper	Packaging	SG&A	Total

Property damage, repairs and maintenance	$18.1	$0.0	$0.7	$18.8

Business Interruption	4.8	1.5	0.0	6.3

Total	22.9	1.5	0.7	25.1

Insurance Recoveries Booked	(16.1)	0.0	0.0	(16.1)

Net Impact on 2004 three-month period	$6.8	$1.5	$0.7	$9.0

The Company expects to incur additional costs in future periods for repairs and business interruption ranging from $7.0 million to $10.0 million, a portion of which may be related to capital expenditures.  The Company expects to receive insurance recoveries of $5.2 million to offset these costs.

The Company’s flood insurance reimburses losses for property damage, repairs and maintenance up to $10 million per event after a $1.0 million deductible.  The flood insurance also covers business interruption after a ten-day time element deductible.  It is the Company’s belief that the claim associated with each flood will fully utilize both payout maximums.  The Company is currently in the process of reviewing and implementing additional flood prevention measures which will enable the Company to reacquire flood coverage for the balance of the policy year.

Despite the loss of production from September 8 to October 4, we were able to meet our customers’ order requirements with minimal disruptions.  While the flood had a significant impact on our financial results, we had sufficient liquidity to resume normal operations due to: (i) $10 million of initial insurance proceeds received through October 7 and (ii) continued shipments of product to our customers during the time the mill was down.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2004	2003	2004	2003
Net sales:
Packaging	$70.6	$72.5	$214.9	$211.4
Paper	46.8	45.8	145.0	140.2
Total	$117.4	$118.3	$359.9	$351.6

Operating profit (loss):
Packaging	$3.4	$10.3	$9.2	$18.0
Paper	0.6	4.4	(2.4)	7.3
Total Segments Operating Profit	$4.0	$14.7	$6.8	$25.3

Corporate Expenses	9.1	8.6	26.7	26.0
Total	$(5.1)	$6.1	$(19.9)	$(0.7)

Percentage of net sales:
Packaging	60.1%	61.3%	59.7%	60.1%
Paper	39.9%	38.7%	40.3%	39.9%
Total	100.0%	100.0%	100.0%	100.0%

Operating margin:
Packaging	4.8%	14.2%	4.3%	8.5%
Paper	1.3%	9.6%	(1.7)%	5.2%
Total	3.4%	12.4%	1.9%	7.2%

Shipments (tons):
Packaging segment	61,963	65,697	188,794	191,597
Paper segment	68,896	75,059	230,104	219,041
Total	130,859	140,756	418,898	410,638

Average price ($ per ton):
Packaging segment	$1,139	$1,104	$1,138	$1,103
Paper segment	679	610	630	640
Average price	$897	$840	$859	$856

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the 2004 three-month period decreased $0.9 million or 0.8% to $117.4 million compared to $118.3 million for the same period in 2003.  Net sales in our packaging segment decreased $1.9 million, while total net sales in our paper segment increased by $1.0 million.

Net sales for our packaging segment for the 2004 three-month period decreased $1.9 million or 2.6% to $70.6 million compared to $72.5 million for the same period in 2003.  For the 2004 three-month period, our packaging segment sold 61,963 tons of coated and converted paperboard products at an average price of $1,139 per ton, compared to 65,697 tons sold for the same period in 2003 at an average price of $1,104 per ton.  The decrease in packaging segment sales is primarily attributable to decreased volume of non-converted coated board sales out of our Waynesville facility.  The decrease in volume was primarily due to reduced availability of rawstock brought about by flood-related downtime at our Canton, North Carolina mill.  Sales volumes from our carton business increased modestly for the 2004 three-month period as compared to the same period in 2003.  Sales volume out of our DairyPak facilities was not impacted by the flood curtailment as the Company had inventory levels sufficient to meet customer requirements.

Net sales for our paper segment for the 2004 three-month period increased $1.0 million or 2.2% to $46.8 million compared to $45.8 million in the second quarter of 2003.  The increase is attributable to an average revenue of $679 per ton for the 2004 three-month period compared to $610 per ton for the three months ended September 30, 2003 (the “2003 three-month period”).  The increased average revenue per ton reflects announced price increases implemented in the first, second and third quarters of 2004.  The latest increase took effect on September 1, 2004, and we expect to realize additional improvement to our average paper revenue in the fourth quarter as that increase is fully implemented.  An additional price increase on our high brightness grades takes effect on October 1, 2004.  In the short term, we anticipate pricing in the paper market to stabilize following this latest round of increases.  Net sales volume in our paper segment declined 6,163 tons to 68,896 tons shipped in the 2004 three-month period as compared to 75,059 tons shipped in the same period of 2003.  Operations at our Canton, North Carolina manufacturing facility were interrupted from the floods, either in whole or in part, for the last 23 days of the 2004 three-month period resulting in lost production and availability of product to ship.

Operating Profit (Loss)

Total segment operating profit declined $10.7 million to $4.0 million in the 2004 three-month period compared to an operating profit of $14.7 million for the same period in 2003.  As stated above, our Canton, North Carolina facility suffered flood-related downtime in the 2004 three-month period due to Hurricanes Frances and Ivan.  This downtime resulted in curtailment to both paper and uncoated board production at the Canton facility and ultimately, to a lesser extent, lost production of coated board at our Waynesville coating facility.  Inventories of board allowed us to maintain production at our DairyPak converting facilities through the period and our inventory of finished paper stock allowed us to service our paper segment customers at a reduced level.  Production losses totaled over 17,000 tons of paper and 13,000 tons of board in September at the Canton facility.  Despite this production setback, sales volume in the 2004 three-month period declined only 6,163 tons in our paper segment and 3,734 tons in our packaging segment as compared to the 2003 three-month period.  Looking forward, we expect the volume of sales in subsequent quarters to be reduced slightly as stocks are replenished in our finished goods and in process inventories.

Other items contributing to the $10.7 million decline in total segment operating profit for the 2004 three-month period as compared to the 2003 three-month period included: (i) gain on sale of assets for $3.7 million in the 2003 three-month period primarily related to the disposition of our Morristown DairyPak facility; (ii) coal price increases of $1.2 million at our Canton, North Carolina facility; (iii) increases to outbound freight costs for our products sold of approximately $1.3 million due to higher carrier fuel costs; (iv) increases to plastic/resin pricing, our primary raw material at our Waynesville plant, of $0.7 million; and (v) an increase in routine maintenance spending of $1.6 million in the 2004 three-month period as compared to the same period in 2003.  The decrease in operating profit was partially offset by a $5.9 million improvement in our average revenue per unit shipped in our paper and packaging segments as well as $0.9 million in sales of NOx emission credits in the 2004 three-month period as compared to the same period in 2003.  Business interruption losses associated with the two hurricanes are estimated to be approximately $4.8 million dollars at our Canton, North Carolina facility and approximately $1.5 million at our Waynesville, North Carolina coating facility.

Operating profit for our packaging segment decreased $6.9 million or 67.0% in the 2004 three-month period to $3.4 million or 4.8% of packaging segment sales, compared to $10.3 million or 14.2% of packaging segment sales for the 2003 three-month period.  The decrease in operating profit for our packaging segment was due primarily to: (i) flood-related business interruption losses of $1.5 million at our Waynesville facility in the 2004 three-month period as described above; (ii) gain on disposition of assets of $3.7 million primarily related to the sale of our Morristown DairyPak facility in the 2003 three-month period; (iii) increased pricing for our key raw material, plastic/resin, at the Waynesville facility of $0.7 million; (iv) increased costs for outbound freight of $1.1 million; and (v) reduced finishing efficiencies at our Waynesville plant of $0.7 million in the 2004 three-month period as compared to the same period in 2003.  The decrease in operating profit in the 2004 three-month period was partially offset by an increase in the average revenue per ton shipped in the amount of $1.1 million due to improved pricing in our converted carton business.

Operating profit for our paper segment decreased $3.8 million or 86.4% in the 2004 three-month period to $0.6 million or 1.3% of paper segment sales, compared to $4.4 million or 9.6% of paper segment sales for the 2003 three-month period.  The decrease in operating profit for our paper segment was due primarily to: (i) flood-related losses at our Canton mill in the 2004 three-month period consisting of an estimated $4.8 million in business interruption losses, $18.1 million in recorded property damage, repairs and maintenance offset by $16.1 million in insurance recoveries recorded; (ii) impact from new coal pricing used to fuel power boilers at our Canton, North Carolina facility by $1.2 million; and (iii) increased repair material and services expenditures in the amount of $1.6 million in the 2004 three-month period as compared to the same period in 2003 due to the timing of routine maintenance activities.  The decrease in operating profit in the 2004 three-month period was partially offset by: (i) a $4.8 million improvement in average revenue per ton shipped in the 2004 period as compared to the same period in 2003; (ii) revenue received of $0.9 million from the sale of NOx emission credits for the 2004 three-month period with no corresponding similar sale in the 2003 three-month period; and (iii) various and miscellaneous favorable variances netting $0.2 million.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $0.6 million or 9.7% to $6.8 million in the 2004 three-month period compared to $6.2 million for the same period in 2003.  We maintain our corporate headquarters in Canton, North Carolina, which also incurred flood damage during the same two hurricanes that affected the operations at the Canton, North Carolina mill.  As a result, we incurred $0.7 million in flood-related property damage to buildings, furniture, fixtures and supplies to our headquarters office and medical clinic during the 2004 three-month period.  This damage is also covered for full replacement value with no additional deductible on these losses.  An insurance receivable has not been recorded for this loss since this portion of the claim has yet to be fully reviewed by our insurance carrier; however, we do expect reimbursement for these losses in future periods.  Recovery on these losses are not restricted by the $20.0 million maximum benefits applicable to our operating facilities nor will they affect recovery on the losses associated with those operations.

Interest and Amortization Expense.

Interest and amortization expenses increased $0.4 million to $4.3 million for the 2004 three-month period compared to $3.9 million for the same period in 2003.  This is due to an increase in total debt and to the increased rates for the Notes compared to the old bank debt rates.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the nine months ended September 30, 2004 (the “2004 nine-month period”) increased to $359.9 million or 2.4% compared to $351.6 million for the same period in 2003.  This increase in total revenue is attributable to an increase in total shipment volume to 418,898 tons, an increase of 2.0%, compared to 410,638 tons reported for the same period in 2003, as well as an increase in the weighted average revenue per ton shipped to $859 per ton in the 2004 nine-month period from $856 per ton in the same period of 2003.  This increase in average revenue per ton sold resulted primarily from improved pricing in our converted carton business reflecting contractual price increases for many of our carton customers.  The increase in average weighted revenue per unit sold resulted in an approximate $1.2 million increase in total revenue in the 2004 nine-month period compared to the same period in 2003.  Pricing for our paper segment products continues to improve and the 2004 nine-month period average is reflective of extremely depressed pricing in the first half of 2004 which has improved significantly in the second half of 2004.

Net sales for our packaging segment for the 2004 nine-month period increased $3.5 million or 1.7% to $214.9 million compared to $211.4 million for the same period in the prior year.  The increase in net sales is attributable to a 2.2% increase in carton volume shipments in addition to an increase in average sales price for cartons.  Average net sales price per ton increased 2.6% for cartons and declined 0.7% for coated paperboard in the 2004 nine-month period compared to the same period in 2003.  Volume of our non-converted coated paperboard shipments declined 5.8% due to the flood-related downtime at our Canton, North Carolina facility and the downstream effect on our coated paperboard production.

Sales for our paper segment for the 2004 nine-month period have increased by $4.8 million or 3.4% to $145.0 million compared to $140.2 million for the same period in 2003.  This increase was attributable to increased sales volume with total shipment volumes increasing 11,063 tons or 5.1% to 230,104 tons in the 2004 nine-month period compared to 219,041 tons in the 2003 nine-month period.  Average net sales price per unit sold decreased by 1.6% due primarily to lower product pricing in the uncoated free-sheet markets during the first half of 2004.  This decline in weighted average net sales price resulted in a loss of $2.2 million in the 2004 nine-month period compared to the same period in 2003.  Our pricing for our paper segment products has rebounded and is considerably higher at the end of  the 2004 nine-month period than it was at the end of the nine months ended September 30, 2003 (the “2003 nine-month period”).

Operating Profit (Loss)

Total segment operating profit decreased $18.5 million in the 2004 nine-month period to $6.8 million compared to $25.3 million for the same period in 2003.  Prior to the hurricanes and related flooding at the Canton, North Carolina facility, production and sales rates in the 2004 nine-month period exceeded rates in the 2003 nine-month period and comparative periods in prior years in both the paper segment and the packaging segment.  Flood-related downtime resulted in 23 days of reduced or eliminated production at our Canton, North Carolina facility as well as downstream production losses at our Waynesville coating facility in the 2004 nine-month period.  This production downtime translates into approximately $6.3 million in lost opportunity/business interruption impacting the 2004 nine-month period.

Other items contributing to the $18.5 million decline in total segment operating profit included: (i) flood-related property damage at our Canton, North Carolina mill of $2.0 million net of realized or accrued insurance recoveries; (ii) lower revenue per ton for our paper segment products of $1.8 million due to depressed pricing in the first half of 2004; (iii) increased purchase costs for some of our larger raw materials, such as wood chips, plastic/resin, purchased fiber and packing materials totaling approximately $6.2 million; (iv) $2.4 million in severance payments related to elimination of positions at our Canton, North Carolina facility; (v) increased outbound freight costs of approximately $2.9 million arising from higher carrier fuel costs, increased trucking regulations and, to a lesser extent, increased distances to serve customers from our remaining DairyPak converting locations; (vi) $1.5 million increase in medical benefit costs at our operating locations; (vii) increased pricing for coal utilized at our Canton facility of $1.4 million; and (viii) gain on sale of assets in the 2003 nine-month period exceeded the 2004 nine-month period amount by $3.5 million primarily due to the sale of our Morristown plant in the nine-month period of

2003.  With respect to item (iv), we also incurred severance related expenses in the 2003 nine-month period related to the Morristown facility closure of approximately $2.2 million and severance related expenses in the 2004 nine-month period applicable to the closure of our Fort Worth facility of $1.9 million.  We do not expect any additional significant severance costs in the future from this capacity consolidation.  With respect to item (vi), our healthcare benefit costs have increased substantially in 2004, due primarily to an increase in catastrophic health claims (those in excess of $75,000 each).

The decrease in operating profit in the 2004 nine-month period was partially offset by: (i) increases in our average net sales prices for converted carton products resulting in an approximate $4.9 million increase in revenues; (ii) sale of excess NOx emission credits at our Canton, North Carolina facility of $1.1 million in the 2004 nine-month period with no similar corresponding sales in the 2003 nine-month period; and (iii) impact of the planned cold mill maintenance outage of $3.2 million during the 2003 nine-month period.  With respect to item (iii), it is necessary to complete certain maintenance activity approximately every five years that requires the complete shutdown of the Canton mill for approximately five days.  That process was complete in 2003 and was not repeated in the 2004 nine-month period.

Looking forward to the fourth quarter of 2004, we anticipate slightly reduced operating rates in our packaging and paper segments due to additional flood-related downtime at our Canton mill, as well as some additional losses at our Waynesville facility.  Intermittent electrical and mechanical issues at the Canton facility are anticipated post startup.  However, we anticipate that our operating locations will return to the pre-flood production levels that were in excess of 2003 performance levels prior to the downtime.  Markets for our products remain firm in both the paper and the packaging segments.  We have substantially concluded the closure of our Fort Worth, Texas converting facility and the headcount reductions.  On November 1, 2004, the Company entered into a Purchase and Sale Agreement to sell the Fort Worth, Texas converting facility.  The agreement includes a closing date on or before December 22, 2004.

Operating profit for our packaging segment in the 2004 nine-month period declined $8.8 million to $9.2 million compared to $18.0 million for the same period in 2003.  The decrease was primarily due to: (i) flood-related business interruption costs of approximately $1.5 million incurred as the supply of board available for coating at the Waynesville facility was exhausted following extended downtime at the Canton, North Carolina production facility; (ii) increased pricing for key raw materials, plastic/resin and packing materials, at the Waynesville facility of $3.2 million; (iii) increased costs for outbound freight of $2.4 million; (iv) increased medical benefit costs of $0.7 million for the packaging segment employees; (v) gain on sale of assets reduced $3.7 million due to the realization of gain related to the sale of the Morristown facility in the 2003 nine-month period; and (vi) a $1.9 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer pricing.

The decrease in operating profit was partially offset by increases to the average net selling prices for coated paperboard and carton products of 0.7% and 2.6%, respectively, compared to the same period in 2003.  This increase in average selling price added $4.9 million to revenues and operating profit for the 2004 nine-month period as compared to the same period in 2003.  Going forward, we expect to realize slightly lower sales volume as we work to rebuild inventories depleted as a result of the flood-related downtime at the Canton mill.

Operating profit for our paper segment decreased $9.7 million in the 2004 nine-month period to an operating loss of $2.4 million as compared to an operating profit of $7.3 million for the same period in 2003.  The decline in operating profit was primarily attributable to: (i) business interruption losses of $4.8 million and property damage costs of $18.1 million attributable to flood damage resulting from Hurricanes Frances and Ivan which were partially offset by $16.1 million in insurance recoveries recorded; (ii) lower pricing for our paper grades, resulting in a 1.6% decrease from the same period in the prior year; (iii) increased wood chip and purchased supplemental fiber costs, resulting in a loss of $2.9 million; (iv) severance costs of $2.4 million for hourly and salary position eliminations; (v) increases of $0.8 million in medical benefit costs for paper segment employees; (vi) increased outbound freight costs of approximately $0.5 million.

The decrease in operating profit was partially offset by the five-year cold mill outage executed in the 2003 nine-month period reflecting a reduction in expense of $3.2 million, and the sale of excess NOx emission credits totaling $1.1 million during the 2004 nine-month period with no corresponding similar sales in the 2003 nine-month period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased 8.1% to $20.0 million in the 2004 nine-month period compared to $18.5 million for the same period in 2003.  The increase is primarily attributable to approximately $0.7 million in repair costs and book value losses to our headquarters building, furniture, fixtures and supplies due to flood damage that affected our Canton mill; $0.8 million increased audit and attorney’s fees relating to Securities and Exchange Commission reporting requirements, as well as approximately $0.3 million in startup costs for the new medical clinic/pharmacy in Canton, North Carolina.

Interest and Amortization Expenses.

Interest and amortization expenses increased $1.5 million to $12.8 million for the 2004 nine-month period compared to $11.3 million for the same period in 2003.  This is due to total debt (including capital leases) increasing from $157.7 million at September 30, 2003 to $184.9 million at September 30, 2004 and a change in interest rates for the Notes compared to the old bank debt rates.

LIQUIDITY AND CAPITAL RESOURCES

We entered into a new $45.0 million revolving credit facility in December, 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  The maximum borrowing availability at December 31, 2003 and September 30, 2004 was $31.6 million and $24.7 million, respectively.  The new revolving credit facility contains covenant restrictions which require covenant availability to exceed $15.0 million.  On September 15, 2004, the Credit Agreement was amended to reduce the $15.0 million minimum availability to $10.0 million (as thereafter further reduced as described below) during the period beginning September 15, 2004 and ending January 15, 2005, at which time the minimum reverts back to $15.0 million.  If covenant availability does not meet the required minimum, a fixed charge coverage ratio covenant is triggered.  At September 30, 2004, we had covenant availability of $24.7 million, which is $14.7 million in excess of the required minimum.  On October 8, 2004, the credit agreement was further amended to reduce the minimum covenant availability from $10.0 million to $5.0 million during the period beginning October 8, 2004 and ending January 15, 2005, after which time the  minimum covenant availability reverts back to $15.0 million.  We do not believe that we will be subject to the fixed charge coverage ratio for the remainder of 2004 based on: (i) improved market conditions; (ii) improvements to our cost structure; (iii) $10 million of flood insurance proceeds received as of October 7, 2004; (iv) relaxation of minimum excess availability covenants in our revolving credit facility; and (v) reductions to working capital.

Summary of Cash Flow ($ in millions):

	Nine Months Ended September 30,
	2004	2003

Cash, beginning period	$2.1	$0.3

Net cash provided by operating activities	10.1	7.9

Net cash used in investing activities	(9.8)	(2.5)

Net cash provided by (used in) financing activities	6.4	(4.1)

Cash, ending period	$8.8	$1.6

Net cash provided by operations was $10.1 million for the 2004 nine-month period compared to net cash provided by operations of $7.9 million during the same period in 2003.  The increase in cash provided by operations was primarily attributable to decreases in working capital partially offset by increased net losses in 2004.  Both the changes in working capital and increased net losses were primarily driven by the impact from Hurricanes Frances and Ivan.  The change in working capital was the result of: (i) reduction in paper and packaging inventories due to our ability to ship product during the time the machines were being repaired from flood damage; and (ii) increases in accounts payable and accrued liabilities due to flood-related expenses.  The increase in net losses was primarily due to flood-related property damage and business interruption, increases to certain raw material pricing, severance expenses, freight increases and increases to employee healthcare costs as discussed above.

Net cash used in investing activities was $9.8 million and $2.5 million for the 2004 and 2003 nine-month periods, respectively.  Capital spending for the 2004 nine-month period totaled $9.9 million, which included expenditures for environmental projects of approximately $4.8 million.  Major environmental projects included: (i) $2.1 million to comply with nitrous oxide (NOx) gas emission regulations; (ii) a recovery boiler precipitator rebuild totaling approximately $0.8 million; and (iii) $1.6 million to comply with Maximum Achievable Control Technology I and II Federal standards (MACT I and II).  We currently estimate that our capital spending will be approximately $13.3 million for fiscal year 2004.  In the 2003 nine-month period net cash used in investing activities included proceeds of $5.8 million primarily due to the sale of the Morristown, New Jersey DairyPak facility and capital spending of $8.3 million.

Net cash provided by financing activities was $6.4 million for the 2004 nine-month period compared to net cash used in financing activities of $4.1 million for the same period in 2003.  The net change in net cash provided by financing activities in the 2004 nine-month period was primarily due to a $9.6 million increase in borrowings under our working capital facility.  This increase in borrowings was primarily used to fund our operations, provide funding for our capital expenditures and make interest payments to our noteholders in June 2004 of $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We manage interest cost using a combination of fixed and variable rate debt.  As of September 30, 2004, we have $125.0 million of Notes at 9.5% and a $50.0 million working capital credit facility at variable rates of interest.  As of September 30, 2004, approximately $18.7 million was outstanding under our working capital credit facility consisting of short-term interest rates of 1.25% over Applicable Revolver Index Margin and 3.0% over Applicable Revolver Libor Margin.  Our working capital facility offers two options for interest rates:  Applicable Revolver Libor Margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from .75% - 1.25%.  The rate is based on revolver availability.  During the first nine months of the agreement, we used the highest percent in each option.  In addition, as of September 30, 2004, we have a $0.8 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of six years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BLUE RIDGE PAPER PRODUCTS INC.

Date: November 15, 2004

/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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