Form 10-K
period 2004-12-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2005-03-22
CIK 1284293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Registration Number: 333-114032

BLUE RIDGE PAPER PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-2136509 (I.R.S. Employer Identification No.)
41 Main Street Canton, North Carolina (Address of principal executive offices)	28716 (Zip Code)

Registrant's telephone number, including area code: (828) 454-0676

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Since the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:    10,729,552 shares of common stock as of March 21, 2005.

        Documents incorporated by reference: None

PART I

ITEM 1.    BUSINESS

Our Company

        Blue Ridge Paper Products Inc. ("we," "us" or "the Company") is a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products. We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens. Our products also include polymer-coated bleached paperboard (including cup stock), envelope paper, specialty and offset printing paper and uncoated bleached paperboard. Our customers include leading food producers (including Florida's Natural and Dean Foods), consumer products companies (including Procter & Gamble and Unilever), ovenable paperboard and cup manufacturers (including Pactiv and Solo), envelope manufacturers (including MeadWestvaco and National Envelope), printers and distributors. We believe we produce high-quality products and provide a high level of customer service and technical support.

        We own and operate a pulp and paper mill, an extrusion polymer coating facility and four packaging plants. In 2004, our pulp and paper mill in Canton, North Carolina produced an aggregate of 558,360 tons of paper and paperboard. Our Canton mill consists of a hardwood pulp mill, a softwood pulp mill, three paper machines, one paperboard machine, a wastewater treatment facility, power generation facilities, a landfill and a lake. The Canton mill typically supplies 100% of the paperboard utilized by our extrusion facility (polymer coating and laminating), which is located less than 10 miles from the Canton mill in Waynesville, North Carolina. Our extrusion facility supplies third-party users of coated paperboard and our four DairyPak™ gable top packaging plants, which are strategically located near our major food processing customers. To better serve our customers, we have a product development department that has developed a number of new processes and products, some of which are patented. In 2004, we generated net sales of $474.2 million.

        Our business is comprised of two segments, packaging and paper.

        Packaging Segment.    In 2004, our packaging segment generated net sales of $284.8 million, or approximately 60% of our total net sales, and sold approximately 248,700 tons of polymer-coated paperboard and converted packaging. In 2004, over 60% of the coated paperboard produced at the Waynesville extrusion facility was converted at our DairyPak facilities into gable top cartons. The remaining coated paperboard was sold to third parties for the production of ovenable food trays, paper cups and other coated packaging. We believe the categories of the packaging market we supply have historically been less cyclical than the general market and characterized by long-standing customer relationships, long-term contracts and relatively stable pricing.

        Paper Segment.    In 2004, our paper segment generated net sales of $189.4 million, or approximately 40% of our total net sales, and sold approximately 291,600 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard. Due to our flexible production capabilities, we are able to produce specialty and commodity papers in a broad range of grades, weights and colors, and with specialized properties, such as grease resistant and high-strength characteristics. We also have the ability to change our production quickly to produce both large and small batch orders in response to customer demands.

Industry Overview

        We believe that, during the last five years, there has been a significant consolidation in the uncoated freesheet paper industry. According to Resource Information Systems, Inc., or RISI, uncoated freesheet paper annual production capacity in 2004 was approximately 10% below 2000 capacity, which has been the first significant reduction in domestic capacity since 1980. Furthermore, there have been no announced plans within the industry to expand domestic capacity in the near future. We believe that this reduction in capacity has improved the supply versus demand relationship in the industry and should result in more price stability in the near future.

        Coated Bleached Paperboard.    Bleached paperboard is initially produced in large rolls and subsequently coated with either clay or polymers. After coating, paperboard is typically sold to converters for use in the production of end-user packaging. According to RISI, total U.S. production in 2004 for bleached paperboard was approximately 5.5 million tons, representing an average operating rate of 94.9% of capacity. According to RISI, bleached paperboard is typically used for: (i) food service, such as cup stock and tray stock (approximately 1.3 million tons produced in 2004); (ii) liquid packaging, including gable top cartons used for juice, milk, specialty liquids and certain snacks (approximately 1.1 million tons produced in 2004); (iii) folding cartons, poster board and cosmetics packaging (approximately 2.8 million tons produced in 2004); and (iv) other items. We compete in the food service and liquid packaging categories utilizing polymer coatings. The United States has historically been a net exporter of bleached paperboard. Based on historical data from RISI, total U.S. bleached paperboard production has been relatively stable for the past ten years.

        Paper.    U.S. uncoated freesheet paper capacity totaled approximately 13.6 million tons in 2004. We compete in the following three categories in the uncoated freesheet market (which together totaled approximately 6.2 million tons of U.S. demand in 2004): (i) envelope paper, (ii) specialty papers and (iii) offset printing paper. Envelope paper is sold to envelope converters that process it into envelopes. Our specialty paper category primarily consists of specialty envelope paper, colored paper, business forms and business reply cards, as well as products for other niche categories. Our offset printing paper category consists of papers utilized for commercial printing applications such as books, newsletters, brochures, manuals and inserts. RISI has projected U.S. uncoated freesheet paper consumption to grow at an average annual rate of approximately 1.3% through 2019.

Business Strengths

        Stable Cost Structure and Significant Operating Leverage.    We believe our relatively stable cost structure and our cost reduction programs, which allowed us to operate through the recent environment of lower demand and reduced prices, have improved our ability to capitalize on demand and pricing recovery in our markets. During the past four years, we have reduced our operating costs, consolidated our manufacturing facilities by closing our Morristown, New Jersey and Fort Worth, Texas facilities and implemented new accounting and management information systems to enable us to manage our business with less cost. In addition, the combination of our integrated pulp and paper mill, extrusion facility and converting operations, together with our relatively stable cost structure, provides us with significant operating leverage. The costs of each of the three largest components of our cost of goods sold-labor, wood chips and energy-generally do not vary with increases in the price of paper. Our primary labor agreement, which provides for fixed wage rates, expires in 2006 and approximately 41% of our wood chips are purchased under a contract that currently expires in May 2009 with a five-year renewal option. We also produce all of our steam and approximately 60% of our electrical power for the Canton mill, and we utilize coal and byproducts as our primary fuel rather than natural gas or oil. In addition, we produce approximately 90% of our total pulp requirements and all of the paperboard required by our extrusion facility. As a result, our pulp and paperboard costs are significantly lower and more stable than the cost of purchasing pulp or paperboard from third parties. We expect our operating results will benefit from future increases in paper and paperboard prices.

        Market Leader in Gable Top Cartons and Ovenable Paperboard.    We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens. In addition, we have strong customer relationships and long-term contracts in our packaging segment. Gable top cartons and ovenable paperboard products are primarily used in the food and beverage industries, which historically have been less cyclical than the general market with relatively stable pricing. The relatively stable demand for these products enhances our ability to maximize operating efficiencies and margins. In 2004, gable top cartons and ovenable paperboard products accounted for approximately 78% of our total packaging segment sales.

        Flexible Paper Manufacturing.    Our paper machines can produce a wide range of products and grades and can be used for large output jobs as well as smaller short-run jobs. We can manufacture smaller output jobs and shorter runs on a more cost-effective basis than some of our competitors that operate larger machines or that are less integrated. Our flexible manufacturing base enables us to focus on high-margin products, such as specialty papers used in high-performance industrial and consumer applications.

        Long-Term Contracts.    A majority of our sales within our packaging segment and approximately 90% of our DairyPak sales are subject to multi-year contracts, ranging from one to seven years. In addition, we have stable, long-standing relationships with many of our largest customers. Most of our 20 largest customers have purchased products from us for over ten years. Our principal customers include leading food producers, paperboard and envelope converters, printers and paper distributors, including Florida's Natural, Dean Foods, Prairie Farms, Unilever, Procter & Gamble, Pactiv, Solo and MeadWestvaco.

        Valuable and Modernized Asset Base.    We have a valuable asset base with a net book value of plant, property and equipment as of December 31, 2004 of $187.3 million. Our plant and property consists of six owned and operated production facilities-our Canton mill, our Waynesville extrusion facility and our four DairyPak facilities. Our facilities have been modernized and are currently environmentally compliant, in large part due to the significant capital invested in our facilities over the past 13 years. From 1990 to 1998, the previous owner of our facilities invested approximately $458.0 million in capital expenditures at our Canton mill. From the date of our inception in 1999 through 2004, we have spent an additional $128.8 million from internally generated funds in additional capital projects. These capital improvements have increased our efficiency, improved our product quality, reduced unscheduled downtime and enabled us to comply with stringent environmental regulations. As a result of the high levels of past capital expenditures, we believe that our future capital expenditures will be reduced.

        Significant Barriers to Entry.    It is difficult and expensive for new competitors to enter our industry. Entry barriers include significant capital requirements, difficulty in obtaining permits, patented technologies and long-standing customer relationships. We do not believe that a new greenfield bleached kraft pulp mill has been built in the United States for over 13 years. In addition, our extrusion process is highly engineered, our barrier products are protected by patents and we have stable, long-standing relationships with many of our largest customers.

Business Strategy

        Continue to Improve Operations.    We continually strive to improve product quality and operating margins through cost savings and productivity improvements, while providing a high level of customer service and support. Since we acquired our assets in 1999, we have implemented numerous initiatives and programs to improve productivity, margins and quality. In 2004, we improved:

  •
  DairyPak operations by closing the Fort Worth converting facility and consolidating the production into our current operations;

  •
  Manpower efficiency at the Canton mill and corporate headquarters through headcount reductions;

  •
  Healthcare costs by providing an onsite clinic and pharmacy for approximately 65% of our employees and implementing innovative healthcare plan designs;

  •
  Cost and productivity management by realizing the first full year of implementation of our Six Sigma initiative.

        We believe that our focus on continuing to improve operations and product quality position us to achieve increased operating margins as the demand and pricing in our markets continue to recover.

        Optimize Product Mix.    We intend to increase our revenue and operating margins by increasing sales of our higher-margin, value-added, converted packaging products. We also intend to further expand our sales of higher-margin specialty paper and paperboard products and envelopes, while reducing our sales of lower-margin offset printing paper. Since 1999, DairyPak sales of premium, high-definition graphic liquid packaging products have increased from 15% of our total converted packaging sales volume in 1999 to 33% in 2004. Since 2000, our sales of specialty paper products have increased from 17% of our total paper segment sales to 34% in 2004.

        Develop New Product Lines.    We continually strive to develop new, innovative products, particularly within our packaging segment. We have introduced products for new and existing applications and improved our color printing technology and capabilities. We work closely with our customers' design teams to address their various design and product needs. We also have developed patented barriers that improve vitamin and flavor retention and extend the shelf life of products. Currently, these products are used primarily in the domestic liquid packaging market and we intend to expand the application of these products into international liquid packaging and domestic dry goods. We own rights to 15 U.S. and foreign patents and currently are in the process of applying for nine additional patents.

Products

        We produce specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.

  Packaging Segment

        We produce bleached paperboard in our Canton mill, a product used in high-end segments of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Bleached paperboard is processed into a variety of end products, including liquid packaging such as juice and milk cartons, ovenable paperboard, cup stock and folding carton products. We market our products to the liquid packaging and food service categories of the bleached paperboard market. A small amount of our gable top cartons are sold into the non-beverage market for end-use products such as fabric softeners and dry goods.

        Our Waynesville extrusion facility typically receives all of the bleached paperboard used in its production from our Canton mill. Once paperboard has been coated in Waynesville, over 60% is sent to our four DairyPak converting facilities, with the remainder sold to third parties for the production of ovenable paperboard, cup stock and other paperboard products.

  Gable Top Cartons

        Our gable top cartons contain a number of patented barrier structures. These barrier structures consist of multiple layers of polymers designed to protect packaged contents, retaining vitamins and flavor to enhance shelf life. In addition, our gable top cartons provide a wide range of features, including flexographic printing (a lower cost, lower resolution graphic) and lithographic printing (a higher cost, higher resolution graphic). They are available in more than 30 different sizes ranging from four ounces to one gallon and in multiple configurations to accommodate all types of standard commercial gable top filling equipment. Our gable top cartons are produced under a variety of trademarks, including DairyPak™, Vitasaver™, Vitalock™ and Reflexion™.

  Ovenable Paperboard

        We offer a full line of ovenable paperboard sold directly to converters of ovenable trays used for heating packaged foods in microwave and conventional ovens. They are used primarily for packaging food requiring a minimal level of preparation, such as frozen dinners. The converters print, cut and form the trays from our roll stock. The converted ovenable trays are then sold to food producers who fill the trays and distribute the completed product to wholesale or retail outlets. Our ovenable paperboard products are offered in a variety of thicknesses, in both polymer-coated and uncoated forms and in rolls of multiple widths and diameters.

  Cup Stock Paperboard

        We sell a full line of paperboard cup stock for hot beverages (one-sided polymer coating) and paperboard cup stock for cold beverages (two-sided polymer coating) in rolls directly to converters for disposable food service products. These converters then print, cut and form disposable paper containers that are used as drinking cups for hot and cold beverages. Our stock is sold in rolls of multiple widths and diameters. In general, we produce cup stock for two types of cups-standard and promotional. The standard cup product is functionally driven. A standard cup product typically utilizes a simple image or easily recognizable product name, such as the name of a quick service restaurant. The promotional cup is considered a value-added product and is used to promote a brand name or image.

  Liquid Packaging Paperboard

        In addition to the coated paperboard that we supply to our DairyPak facilities, we also sell coated paperboard for export to liquid packaging converters in Central America and Europe and to other types of packaging converters in Asia. The paperboard roll stock used to produce gable top packaging that is exported internationally is the same type of roll stock that we supply to our DairyPak facilities and offers a similar array of features.

  Paper Segment

        Our paper segment consists of three paper machines at the Canton mill that produce uncoated freesheet paper, most of which is sold directly to our customers in large and narrow rolls for a variety of end products. In general, our paper machines service three primary market categories: (i) envelope paper, (ii) specialty paper for various applications and (iii) offset printing paper for commercial printing.

  Envelope Paper

        Envelope paper buyers consist primarily of envelope converters who process the uncoated freesheet paper into envelopes. We believe that we have a strong reputation in the envelope paper category and we offer envelope converters a broad line of standard and custom products, each of which is designed for optimal performance in the converting and insertion process. Our product types are available in a wide variety of weights, surface finishes, colors, recycle fiber content and brightness. Our envelope papers are used by envelope converters in multiple applications, including standard first-class mail, direct advertising mail, heavier weight mailings, special applications demanding more color and higher-end quality envelope paper. Our envelope papers are produced under a variety of trademarks, including Rapier™, Rapier W™, Seasons™ Suntan Kraft™ and Granite™.

  Specialty Paper

        We produce paper for several specialty categories. Our specialty paper products are comprised of two groups: writings and packaging. The writings group customers consist of printers and converters that produce specialty envelope products, specialty pre-printed types of business forms and specialty printing applications.

        We also offer select products for multiple packaging and converting niche categories, such as sugar bags, oil and grease resistant paper for inside liners of food packaging, building papers for construction, food packaging paper for such end-use applications as lollipop sticks that are U.S. Food and Drug Administration qualified.

  Offset Printing Paper

        Offset printing paper generally refers to commodity printing and writing paper and is primarily used for commercial printing applications in books, newsletters, brochures, manuals and inserts. We currently offer a broad range of standard white and colored offset printing papers under the trademark Skyland™ to merchants serving commercial printers and form converters. Our offset printing paper products consist of smooth and vellum finishes in a basic weight range of 40 to 70 pounds. They are produced in multiple colors and in standard, high-brightness and high-opacity applications. Commercial printers generally run offset printing paper on high-speed printing presses utilizing a wide range of inks. We believe our offset printing paper offers commercial printers consistent and reliable performance on these high-speed printing presses.

  Uncoated Paperboard

        A small portion of uncoated paperboard produced at our Canton mill is sold directly to third parties in the uncoated paperboard market, primarily for food service disposable end products such as disposable lunch boxes, food trays and wax cups.

Manufacturing

  The Canton Mill

        Our Canton, North Carolina mill is a vertically integrated pulp and paper manufacturing complex with an aggregate annual paperboard and paper capacity in excess of 565,000 tons. Our mill complex is a 1.9 million square foot facility in close proximity to major interstates and railroads, with a rail spur that runs directly into the mill. We produce a wide variety of paperboard and paper at our mill, including liquid packaging paperboard, disposable cup paperboard, ovenable paperboard and printing and writing paper.

        We produce most of the bleached kraft pulp needed in our mill through our modern bleaching plants, with a small balance of required pulp purchased through supply contracts. Under a license agreement dated May 14, 1999 between us and Champion International Corporation (subsequently acquired by International Paper), we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use the patented Bleach Filtrate Recycle (BFR) process at the Canton mill. This advanced process enables us to re-use and recycle water that we would otherwise be forced to discharge. In recognition of our environmental achievements, we became a charter member of the U.S. Environmental Protection Agency's National Environmental Achievement Track. The award cites our efforts to ensure sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

        Pulp is produced by the kraft process. Wood chips are cooked under high pressure and temperature with a chemical mixture in digesters, essentially large pressure cookers, to produce pulp. The pulp is then washed and bleached over several stages to produce white pulp for the paper and paperboard. As part of the mill upgrade in 1993, a new softwood pulp bleaching plant was built and a hardwood pulp bleaching plant was rebuilt, for an aggregate capital cost of approximately $289.0 million. These modern bleaching plants produce approximately 490,000 tons of bleached pulp annually, which accounts for approximately 90% of our annual requirement, with the balance purchased from third-party suppliers at market prices.

        We satisfy all our steam requirements for the pulp, paper and paperboard process and approximately 60% of our electrical needs through our steam and power generation plant. The balance of our electrical needs are externally supplied by a local utility company, Progress Energy. Our power boilers generate the steam from coal. Our use of coal has historically stabilized our fuel costs compared to the utilization of natural gas and oil-fired boilers. The balance of our steam requirements is supplied through our recovery boilers, which burn black liquor, a byproduct of the pulping process, and a boiler fueled by tree bark and other waste byproducts.

        Since 1990, both we and the predecessor owner of the mill have expended substantial capital investments to upgrade and modernize the Canton facility, resulting in more efficient and economic production of higher quality paperboard and paper. Our mill includes a hardwood pulp mill, a pine wood pulp mill, a power generation plant, three paper machines and one paperboard machine.

        Our paper and paperboard machines combine the bleached kraft fiber with other chemicals and materials to produce bleached paperboard and paper. The uncoated freesheet paper produced on the three paper machines is sold directly to customers in large and narrow rolls for a variety of end products in the paper markets. The majority of the bleached paperboard produced on the fourth machine is sent to our Waynesville facility to satisfy all of its requirements, with the remaining uncoated paperboard sold to third parties.

        The flexibility of these machines enables us to provide a broad line of products for diverse markets as well as to focus on individual customer needs by developing customized grades for specific product requirements. During periods of economic weakness, our manufacturing flexibility allows us to supply other markets, thereby assisting us to adjust to shifting market conditions.

  Raw Material Sources and Supply

        The primary raw materials used by the mill are wood chips, coal and electricity. We have an agreement with International Paper for supply of wood chips. The agreement's first five-year term expired in May 2004. We have exercised our first renewal option for an additional five-year period through May 2009 and we have a second five-year option at our discretion. The agreement requires minimum purchases and deliveries of wood chips. These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 41% of the total mill requirements. The balance of the wood chip requirement is supplied through oral and written agreements with over 60 different suppliers in the Southeast. Coal is supplied to us through one supplier. We satisfy all our steam requirements for the pulp, paper and paperboard process and approximately 60% of our electrical needs through our steam and power generation plant. The balance of our electrical needs are externally supplied by a local utility company, Progress Energy. Our power boilers generate the steam from coal. Our use of coal has historically stabilized our fuel costs compared to the utilization of natural gas and oil-fired boilers. The balance of our steam requirements is supplied through our recovery boilers, which burn black liquor, a byproduct of the pulping process, and a boiler fueled by tree bark and other waste byproducts.

  Waynesville Facility

        We own and operate a polymer extrusion coating facility in Waynesville, North Carolina. The facility is located less than ten miles from our Canton mill and is accessible to interstates and railroads.

The Waynesville facility contains three extrusion coating machines and miscellaneous finishing equipment.

        The Waynesville facility typically receives all of its paperboard from our mill. At Waynesville, we produce value-added paperboard products that are primarily marketed to domestic and international processed food packaging and food service industries. In 2004, over 60% of the extruded paperboard was sent to our four DairyPak facilities for conversion into gable top cartons, with the remainder sold to third parties for the production of ovenable trays, disposable cups and other types of packaging. Our products are engineered with barrier properties for demanding end-use products such as juice beverages and fabric softeners. These patented barrier structured products are sold under a variety of trade names. We also produce a specialty holographic laminated product marketed under Dazzlepak™ for use in party plates, gift boxes and promotional cartons.

        Our extrusion coating equipment applies many types of protective polymers including multiple density polyethylene, polypropylene, polyesters, nylons and other specialty polymers. In addition, we produce polymer laminated products using metal foils and films that are laminated to the paperboard.

  Raw Material Sources and Supply

        The principal raw materials used in extrusion coating are bleached paperboard (supplied primarily through the Canton mill) and polymers that are supplied by Chevron Phillips at market prices.

  DairyPak Converting Facilities

        We own and operate four converting plants located in four states, each of which produce value-added gable top cartons for beverages, food products and other specialty products. At our DairyPak facilities, we provide a broad range of graphic capabilities, from simple one-color printing to high resolution seven-color graphics printed directly onto the cartons. The cartons are printed, precision die cut and formed on specialized high-speed sealing equipment. Our gable top cartons are typically used for beverages (juice and milk products), food products, specialty liquids (such as fabric softeners) and other miscellaneous dry products, including sugar. Virtually all of our converted products are sold in North America and the Caribbean.

        One of our DairyPak facilities produces only lithographic printed cartons, which utilize a higher-cost, higher resolution graphic; two facilities produce only flexographic printed cartons, which produce a lower-cost, lower resolution graphic; and one facility produces a combination of both types of printed cartons.

        In December 2003, we announced a packaging alliance with Italpack Cartons S.r.l., an entity organized under the laws of Italy, to produce gable top cartons for the European, African and Middle Eastern markets. As part of the alliance, we will supply all of the paperboard packaging and technical support and oversee the sales and marketing of the packaging in these regions. Italpack will produce and distribute the packaging to customers. In conjunction with our agreement with Italpack, we are permitted to designate one director to serve on Italpack's board of directors.

  Raw Material Sources and Supply

        The principal raw material used by our DairyPak converting facilities is polymer-coated paperboard. Currently, our converting plants receive all of their polymer-coated paperboard requirements from our Waynesville facility.

Sales and Customer Support

  Packaging Segment

        At our Waynesville facility, our sales group markets and sells our coated paperboard rolls directly to converters and also maintains various broker channels. In addition to sales support, we provide our customers with technical and troubleshooting services.

        In our DairyPak operations, we sell our converted gable top carton products directly to our customers through our team of inside and outside sales professionals. As an additional component to our sales group, our technical support team of field engineers performs routine maintenance and periodic adjustments of filling equipment and provides training and preventative maintenance programs for our gable top carton customers.

        As part of our customer support service, we operate a laboratory and testing center located at our Waynesville facility for our customers' technical needs. These services include the development of new barrier structures, new packaging applications, in-depth troubleshooting services of customers' products and other packaging enhancements.

  Paper Segment

        Sales channels vary in our paper segment by product line. Our primary product line of envelope papers is marketed and sold directly to our customers. For our other product lines, we sell directly to some of our customers and also maintain multiple merchant and broker channels. In addition, we provide our customers with technical troubleshooting services and product development services with respect to their converting operations, including a laboratory at our Canton facility.

Competition

  Packaging Segment

        Bleached paperboard is manufactured by eight major suppliers in the United States, two in Canada and numerous international producers. With respect to our gable top cartons, we compete predominantly in the United States with International Paper Company, TetraPak and EloPak. With respect to our coated paperboard, we compete predominantly with MeadWestvaco Corporation, Georgia Pacific Corporation, Potlatch Corporation, International Paper Company and Smurfit Stone Container Corporation. Volatility in currency rates can have a significant impact on the profitability of the export liquid packaging markets. Generally, we quote our prices in U.S. dollars, thereby mitigating our currency exchange risk.

        We believe that our paperboard products in our packaging segment compete on the basis of quality, dedicated customer service, customer relationships, product performance and, to a lesser extent, price. We also compete on the basis of product availability and price with respect to our cup stock and, with respect to our gable top cartons, on the basis of print quality and graphic properties.

  Paper Segment

        We compete with other producers of paper in this segment, including International Paper Company, P.H. Glatfelter Company, Domtar Inc., Boise Cascade LLC and Weyerhaeuser Company. Many factors influence our competitive position in this segment, including price, product quality, product performance, range of product, product availability and dedicated customer service.

        In addition, recent trends in electronic data transmission, electronic bill paying and the Internet have tended to reduce the demand for paper products and could adversely affect the products of traditional print media and envelope converters, including our customers. However, neither the timing nor the extent of those trends can be predicted with certainty.

Major Customers

        Our customer base is comprised of leading beverage companies, dairies, cup stock converters and envelope manufacturers. Since our inception, we have worked to diversify our customer base. Our ten largest customers represented 42.9%, 44.5% and 45.5% of sales in 2004, 2003 and 2002, respectively.

Employees and Labor Relations

        As of December 31, 2004, we employed 1,998 employees. Approximately 74.5% of our employees are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE). Employees working at our Richmond facility (approximately 5.0% of our employees) are represented by the Bellwood Printing Pressmen, Assistants and Specialty Workers Union. Approximately 20.5% of our employees are not represented by unions. At formation in 1999, our employees represented by PACE agreed to a seven-year labor contract, which included a 15% wage and benefit reduction and seven-year wage freeze. The PACE union contract is due for renewal in May 2006. We have exercised our right under the labor contract to notify PACE that we desire to negotiate certain provisions of the labor contract before renewal, and negotiations are currently underway. If no new agreement is reached between the parties, the existing contract remains in place until May 2006.

        All of our facilities are situated in areas where adequate labor pools exist. In particular, at our Canton and Waynesville facilities, competition for labor is currently negligible since we are one of the largest local employers and our pay scale currently exceeds market rates for the region. Competition for labor is more pronounced in our various DairyPak facilities, especially in the more populous areas that offer a larger selection of employment opportunities.

        All of our facilities have active health and safety programs in place. We have not experienced any work stoppages or significant labor disputes and we consider relations with our employees to be good. In addition, we believe our Employee Stock Ownership Plan, or ESOP, as described below, helps to give our employees a financial interest in our growth and profitability.

Intellectual Property

        We are the owner of numerous patents and trademarks relating to our products. We are not aware of any existing infringing uses that could materially affect our business. We believe that our trademarks and patents are valuable to our operations in both our packaging and paper segments and are important to our overall business strategy.

  Trademarks

        We own the trademark Blue Ridge™ and a design element used in combination with the Blue Ridge trademark. These two trademarks are used in association with virtually all of our products and services in both our packaging and paper segments. In addition, we own numerous other trademarks relating to our paperboard and paper products, including DairyPak™, Vitasaver™, Vitalock™ and Reflexion™ (in the gable top cartons market of our packaging segment) and Suntan™, Buff Ne'er Tear™ and Blue Ridge Seasons™ (in the envelope papers market of our paper segment).

  Patents

        We own rights to 15 U.S. and foreign patents, with nine patent applications currently pending. Most of our patents relate to products in our packaging segment and, in particular, our gable top cartons market. Under a license agreement dated May 14, 1999, between us and Champion International Corporation (subsequently acquired by International Paper), we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use International Paper's patented Bleach Filtrate Recycle (BFR) Process at the Canton mill.

Environmental Laws

        We are subject to extensive federal, state and local environmental laws and regulations at our various manufacturing facilities, including those that relate to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. We believe that our manufacturing operations are in material compliance with those laws, regulations and requirements.

        In early 1998, the U.S. Environmental Protection Agency, or the EPA, published the "Cluster Rules" applicable specifically to the pulp and paper industry, which implemented certain provisions of the Clean Air Act and Clean Water Act. These extensive regulations govern both air emissions and water discharges from pulp and paper mills, and impose certain regulatory requirements and standards that must be met by 2006. As recently as January 2001, the EPA issued a new air regulation under the umbrella of the Cluster Rules. The predecessor owner of the Canton mill, Champion International Corporation, invested over $458.0 million to modernize the Canton mill between 1990 and 1997, including a substantial investment to reduce air and water emissions, before the promulgation of the Cluster Rules. Currently, we are upgrading our boilers to comply with nitrogen oxide, or NOx, gas emission regulations under the North Carolina NOx SIP Call and expect to spend a total of approximately $9.0 million on that upgrade project, of which we have already spent $6.0 million. The EPA has also developed certain standards for reducing emissions of hazardous air pollutants from specified categories of industrial processes with emissions over certain regulatory threshold levels, known as Maximum Achievable Control Technology I and II, or MACT I and II. We anticipate spending approximately $7.8 million to install control technology for the collection and treatment of high volume/low concentration gases required under MACT I by 2006 and approximately $1.4 million to regulate combustion emissions in the recovery area of the Canton mill required under MACT II by 2005. In addition, the Canton mill is currently operating under a North Carolina permit, which incorporates a water color variance effective until 2006. The current permit requires that various color reduction technologies be evaluated for their technical and economic feasibility. The 2005 capital plan has allocated approximately $1.5 million for further color reduction projects. The mill is also currently operating under a temperature variance from the State of North Carolina with respect to our wastewater discharge until 2006. On September 14, 2004, the EPA promulgated the Industrial Boiler MACT, or IB MACT, with a compliance date of September 2007. We operate five emission units that are subject to IB MACT, with a compliance date of September 2007. An assessment is currently underway to determine its impact. At this time, we do not anticipate that any of the above compliance matters will have a material adverse effect on our financial position or results of operation.

        In connection with our acquisition of assets in May 1999 from International Paper Company (formerly Champion International Corporation), International Paper has agreed to indemnify us from certain pre-acquisition environmental liabilities relating to the acquired assets including liabilities for the release of hazardous substances, for up to $75.0 million, so long as indemnification claims exceed $2.0 million and are asserted on or before May 14, 2014. In addition, International Paper has agreed to indemnify us for all environmental liabilities caused, prior to the closing date, to properties other than those acquired in the acquisition, with no maximum amount and no time limit for the assertion of claims.

        International Paper has also agreed to indemnify us for liabilities, including any remediation or additional capital expenditures required by the North Carolina Department of Health, Environment and Natural Resources, associated specifically with the seepage of dark colored materials from the Canton mill into the northern banks of the Pigeon River that occurred prior to May 14, 1999. International Paper's indemnity for the liabilities associated with the seepage from the Canton mill does not have a going-forward time limit and is not subject to any dollar amount threshold or aggregate dollar limit.

        We maintain an active landfill at our Canton mill, which was purchased from International Paper as part of our acquisition of assets in May 1999. We have incurred, and will continue to incur, expenses associated with the closing and capping of portions of the landfill. In addition, although not currently anticipated, if groundwater remediation is required in connection with the landfill closure, depending on when the requirement for such remediation becomes applicable, we may share responsibility for such remediation expenses with International Paper on a specified percentage basis under our agreement with International Paper.

        We have received a notice from a state environmental regulatory agency advising that we are a potentially responsible party, or PRP, for a third-party owned site at which Champion International Corporation (subsequently acquired by International Paper) had disposed of waste. As per the terms of our agreement, we have provided International Paper notice of its obligation to indemnify us for this matter. International Paper has also agreed to indemnify us for all off-site environmental liabilities pertaining to the properties acquired from International Paper that arose prior to May 14, 1999. International Paper's indemnity for off-site environmental liabilities does not have a going-forward time limit and is not subject to any dollar amount threshold or aggregate dollar limit. The State of Georgia, Department of Natural Resources, has verbally reported to us that we will be removed as a PRP and we have requested written confirmation of that determination.

        On April 8, 2004, the North Carolina Environmental Management Commission adopted new ambient air quality rules for hydrogen sulfide, or H2S. The rules reduce the acceptable ambient levels of H2S. As a result of previous modernization projects at our Canton mill, no additional modifications or capital investments will be required to comply with the stricter limitations.

        Under a license agreement dated May 14, 1999, between us and Champion International Corporation, we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use the patented Bleach Filtrate Recycle, or BFR, Process at the Canton mill. This process affords us the ability to reuse and recycle water that we would otherwise be forced to discharge into the Pigeon River, upon which the Canton mill is located. Our OD100™, or oxygen delignification program, is designed to improve the quality of the mill's wastewater by eliminating the use of elemental chlorine. In recognition of our environmental achievements, we became a charter member of the EPA's National Environmental Achievement Track. The award cites our sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

Other Governmental Regulations

        We are also regulated by the U.S. Food and Drug Administration, the U.S. Occupational Safety and Health Administration and the American Institute of Baking. We believe that our manufacturing facilities are in compliance, in all material respects, with these laws and regulations.

        We are committed to ensuring that safe operating practices are established, implemented and maintained throughout our organization. In addition, we have instituted active health and safety programs throughout our Company, which are designed to reduce our incident rate further.

Forward-Looking Statements

        This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will" or words or phrases of similar meaning. They may relate to, among other things:

  •
  our ability to meet liquidity requirements and to fund necessary capital expenditures;

  •
  the strength of demand for our products, price increases for paper and paperboard and changes in overall demand;

  •
  assessment of market and industry conditions;

  •
  the effects of competition;

  •
  our ability to realize operating improvements and anticipated cost savings;

  •
  legal proceedings and regulatory matters;

  •
  general economic conditions and their effect on our business;

  •
  changes in the cost or availability of raw materials;

  •
  the cost of compliance with environmental laws and other governmental regulations;

  •
  our results of operations for future periods;

  •
  our anticipated capital expenditures in each of the next three years; and

  •
  our strategy for the future.

        These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management's expectations that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed below in "Risk Factors." Other risks besides those listed in "Risk Factors" can adversely affect us. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements even if our situation changes in the future.

Risk Factors

  We are subject to the cyclicality of the paper industry.

        The market for paper products is highly cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. We have no control over these factors and they can heavily influence our financial performance.

        Many of our products in the paper segment are commodities and thus are readily substitutable and are subject to robust competition. The prices for our products may fluctuate substantially in the future, and continued weakness in prices or downturns in market conditions could have a material adverse effect on our business, financial condition and operating results.

        Because our pulp and paper mill and all of our paper machines are located at a single complex, a material disruption at this complex could seriously harm, or affect the period-to-period comparability of, our financial and operating results.

        Our pulp and paper mill and all of our paper machines are located at our Canton mill. Since we do not have pulp and paper production elsewhere, a material disruption at our mill would have a material adverse effect on our business, financial condition and operating results. Such disruptions could be caused by:

  •
  maintenance outages;

  •
  prolonged power failures, including the effect of lightning strikes on our electrical supply;

  •
  a breakdown of our pulping process, digesters, recovery boilers, paper and paperboard machinery or other equipment failures;

  •
  a chemical spill or release;

  •
  the effect of a drought or minimal rainfall on our water supply;

  •
  disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels and roads;

  •
  fires, floods, earthquakes or other catastrophic disasters;

  •
  labor difficulties; or

  •
  other operational problems.

Any prolonged disruption in operations at the Canton mill would have a material adverse effect on our business, financial condition and operating results.

        Every five to six years, we shut down our Canton mill for approximately 5.5 days, called a "cold mill outage," to conduct maintenance operations that cannot be performed safely during operations. In addition, each year we shut down our hardwood and softwood pulp mills for routine maintenance, each called a "pulp mill outage." The occurrence of a cold mill outage or a pulp mill outage can materially harm our results of operations, and the timing of these outages can affect the comparability of our financial results for particular periods.

  Our operating results depend upon our wood chip and wood pulp costs.

        We do not own or control any timberlands or chip mills and must buy our wood chips and other raw materials either through supply agreements or on the open market. We have an agreement with International Paper Company for the supply of wood chips. The agreement's current term expires in May 2009 and we have a five-year renewal option at our discretion. The agreement requires minimum purchases and deliveries of wood chips. These chips account for approximately 41% of our total requirements. The prices that we pay International Paper for wood chips at any particular time may be greater or less than "spot" market prices. We also have oral and/or written agreements with numerous other suppliers in South Carolina, Georgia and Tennessee to purchase wood chips and wood pulp at market prices. If any of these agreements were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change, we may not be able to find alternative, comparable suppliers or suppliers capable of providing our wood chip and wood pulp needs on terms or in amounts satisfactory to us. As a result, our business, financial condition and operating results could suffer.

        In addition, the cost and availability of wood chips and wood pulp have at times fluctuated greatly because of weather, economic or general industry conditions. From time to time, timber harvesting may be limited by natural events, such as fire, insect infestation, disease, ice storms, excessive rainfall and windstorms, or by harvesting restrictions. Production levels within the forest products industry are also affected by such factors as currency fluctuations, duties and finished lumber prices. All of these factors can increase the price we must pay for wood chips and wood pulp from our existing suppliers or from any new suppliers. Selling prices of our finished products may not increase in response to raw material price increases. Our operating results may be seriously harmed if we are unable to pass any raw material price increases through to our customers.

        Our operating results also depend on the availability and pricing of energy and raw materials.

        In addition to our dependence upon wood chip and wood pulp costs, our operating results depend on the availability and pricing of energy and other raw materials, including coal and polymer. An interruption in the supply of coal could cause a material disruption at our mill in Canton, North Carolina. In addition, an interruption in the supply of polymer could cause a material disruption at our extrusion facility in Waynesville, North Carolina. At present, both coal and polymer are supplied to us through a single supplier, each pursuant to a written contract. If either of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal and/or polymer, we may not be able to find alternative, comparable suppliers or supplier capable of providing coal and/or polymer to us on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results could suffer.

        Unforeseen or recurring operational problems at any of our facilities may cause significant lost production.

        Our manufacturing process is vulnerable to operational problems that can impair our ability to produce our products. Each of our Canton mill, Waynesville extrusion facility and four DairyPak facilities contain complex and sophisticated machines that are used in our manufacturing process. We could experience a breakdown in our paperboard machine or any of our paper machines, pulping process, digesters, recovery boilers, extrusion polymer coating machines, converting machines or other equipment. Such disruptions could cause significant lost production, which would have a material adverse effect on our business, financial condition and operating results.

  Labor disputes or increased labor costs could materially adversely affect our operating results.

        Approximately 74.5% of our active employees as of December 31, 2004 are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, or PACE. Our current contract effects a 15% reduction in wages and benefits from prior levels, a wage freeze for the life of the contract and the flexibility to reduce headcount. The contract expires in May 2006. We have exercised our right under the labor contract to notify PACE that we desire to negotiate certain provisions of the labor contract before renewal, and negotiations are currently underway. It is likely that the workers will seek an increase in wages and benefits during our negotiations. Any significant work stoppage could adversely affect our ability to produce and sell our products and any significant increase in labor costs could have a material adverse effect on our ability to compete and on our financial condition and operating results.

  We face significant competition.

        The gable top carton business constituted over 42% of our total sales in 2004. Our primary competitor in the gable top carton market is International Paper, which has significantly greater financial and other resources than we have. In addition, new competitors or products could enter the market. If new technologies for plastic or other products are developed or the price of raw materials required to produce plastic products is significantly reduced, the demand for plastic containers or other products could increase with a concurrent decrease in use of paperboard liquid packaging. Any of these factors could result in a material reduction of our sales volume and revenue.

        We also compete in the paper, cup stock and ovenable paperboard markets. Some of our competitors in these markets have lower costs than we do and may be less adversely affected than we are by price declines. In addition, several of our competitors in these markets have significantly greater financial and other resources with a lower product cost basis than we have and thus can better withstand adverse economic or market conditions. Moreover, changes within the paper industry, including the consolidation of producers of products that compete with us and consolidation within the distribution channels for our products, have and may continue to occur and may adversely affect our business and financial performance.

        We compete on the basis of product quality and performance, price, product development, service, sales and distribution. Competing in our markets involves the following key risks that could have a material adverse effect on our business, financial condition and operating results:

  •
  our failure to anticipate and respond to changing customer preferences and demographics;

  •
  our failure to develop new and improved products;

  •
  aggressive pricing by competitors, which may force us to decrease prices in an attempt to maintain market share;

  •
  consolidation of our customer base that diminishes our negotiating leverage;

  •
  acquisition of a customer by one of our competitors, which thereafter replaces us as a supplier for that customer; and

  •
  our failure to control costs.

  We are dependent upon continued demand from our large customers.

        Our largest customers account for a significant portion of our net sales. Our ten largest customers represented 42.9% of our net sales in 2004, 44.5% of our net sales in 2003 and 45.5% of our net sales in 2002. The loss or significant reduction of orders from any of our ten largest customers would have a material adverse effect on our business, financial condition and operating results.

        Developments in electronic data transmission as well as rising postal costs could weaken demand for our paper products.

        Recent trends in electronic data transmission and storage and the Internet have tended to reduce the demand for paper products, particularly traditional print media and envelopes. These trends could hurt our paper business.

        In addition, there has also been a trend toward on-line invoice payment. An increase in the cost of postage, or an increased availability and acceptance of on-line invoice payment options, could lessen demand for envelopes and, as a result, for our envelope papers by envelope converters.

        If we are unable to implement our business strategies, particularly our cost management strategy and our strategy to develop new products, our business and financial condition could be adversely affected.

        Our future operating results will depend in part on the extent to which we can successfully implement our business strategies, including the introduction of new products on a cost-efficient basis. However, our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be adversely affected.

        We are subject to significant environmental laws and regulations and environmental compliance expenditures.

        Our business is subject to a wide range of federal, state and local general and industry specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business. We may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. As an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of those substances on our property and may not be limited to the value of the property.

        In addition, we may discover new material environmental liabilities. New environmental laws (or regulations or changes in existing laws) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition and operating results could be adversely affected.

        Our facilities are highly capital intensive and we may not be able to obtain financing to fund necessary capital expenditures.

        Our business is highly capital intensive. Expansion or replacement of existing equipment, as well as compliance with environmental laws or regulations, may require substantial capital expenditures. We currently estimate that we will need to spend on average approximately $15.0–$18.0 million for capital expenditures in each of the next three years, including 2005. At some point in the future, we may be required to obtain additional financing to fund capital expenditures. If we need to obtain additional funds, we may not be able to do so on terms favorable to us, or at all. If financing is not available when required or is not available on acceptable terms, we may not be able to fund necessary capital expenditures, which may have a material adverse effect on our business, financial condition and operating results.

        We may not be able to generate the significant amount of cash needed to pay interest and principal amounts on our debt.

        We reported a net loss of $31.2 million for 2004, $27.3 million for 2003 and $4.8 million for 2002. If our cash flow and capital resources are insufficient to pay interest and principal under our working capital facility, the 9.5% senior secured notes that we issued on December 17, 2003 and our other debt, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or attempt to restructure our debt. If any of those alternative measures do not permit us to meet our scheduled debt service obligations, we could face substantial liquidity problems.

  Our loss of key management personnel could adversely affect our business.

        Our future success depends, in significant part, upon continued services of our management personnel. We do not maintain any key-man insurance. The loss of services of one or more of our key senior management personnel could adversely affect our business, financial condition and operating results.

        The average age of our work force in the Canton mill is approximately 49 years, which could result in a significant rate of retirement of our skilled work force and increased costs for health care benefits.

        The average age of our work force in the Canton mill is approximately 49 years. Approximately 43.5% of our current work force is eligible to retire over the next seven years. In addition, we currently maintain a self-insured health care plan in which we assume a considerable amount of the costs. Health care costs net of employee contributions have risen approximately 48.6% between 2000 and 2004. A significant loss of our skilled workers or a significant increase in health care benefit claims by our employees could have an adverse effect on our business, financial condition and operating results.

        Exposure to interest rate changes and other types of capital market volatility could increase our financing costs.

        We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in capital markets and/or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.

        Changes in the political or economic conditions in the United States or other countries in which our products are sold can adversely affect our operating results.

        We sell our products in North America, Central America, Europe and Asia. The economic and political climate of each region has a significant impact on costs, prices and demand for our products. Changes in regional economies or political instability, including acts of war or terrorism, can affect the cost of manufacturing and distributing our products, price and sales volume, directly affecting our operating results. Such changes could also affect the availability or cost of insurance.

        The obligation of our parent to repurchase the shares of common stock held in employee retirement plan accounts and under certain restricted stock unit award arrangements could consume substantial amounts of our cash.

        Our parent, Blue Ridge Holding Corp., maintains an Employee Stock Ownership Plan for qualifying employees. The ESOP provides that, to the extent the shares of common stock held in the plan accounts have not yet become readily tradable on an established market, participants can require our parent to repurchase the shares of common stock held in their retirement plan accounts over a five-year period (commencing one year after termination, except for immediate commencement in the case of death) (i) upon their retirement or disability or (ii) six years after their termination of employment for reasons other than retirement or disability.

        Our parent has also entered into agreements with certain of our management employees entitling those employees to receive restricted common stock units that vest over a period of time and that grant to the employee certain rights to acquire restricted shares of common stock of our parent, upon the achievement of certain service criteria. These agreements also grant the employee the right, upon the occurrence of certain events or conditions, to require our parent to repurchase any fully vested shares of restricted common stock owned by the employee at fair market value determined at the time of repurchase.

        In addition, in March 2005, the board of directors of our parent adopted the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan. The plan authorizes a total of 250,000 restricted stock units to be awarded to selected management employees, as determined by the Compensation Committee of our board of directors. Each award under the plan will be evidenced by a grant agreement. The award agreements will provide, upon the occurrence of certain events or conditions, for the repurchase by our parent of any fully vested shares obtained pursuant to an award at fair market value determined at the time of repurchase.

        Our parent could cause us to fund its repurchase obligations under the ESOP or various restricted stock unit agreements, subject to the limitations of the indenture governing the 9.5% senior secured notes that we issued on December 17, 2003 and our working capital facility. Under certain circumstances, any such payments to our parent could create a default under the notes.

        Exposure to liabilities relating to employee benefit plans could reduce our net worth.

        Eligible current and former salaried employees participate in our qualified defined benefit pension plan, with the result that our plan is liable for benefits earned by these employees for their past service and will be liable for any additional benefits earned by these employees in the future. Any investment of these plan assets in the stock market may be subject to significant volatility, which might result in a decline in the fair value of the plan assets. As part of our acquisition of assets in May 1999, International Paper has agreed to indemnify us for certain plan liabilities for service prior to May 14, 1999. In 2004, the pension benefit obligations exceeded the fair value of plan assets by $5.5 million. Continued recognition of a minimum pension liability not covered under the International Paper indemnity could materially impair our financial condition.

ITEM 2.    PROPERTIES

        We own and operate the Canton mill and maintain our corporate headquarters in Canton, North Carolina. In addition, we own and operate an extrusion facility in Waynesville, North Carolina. Our DairyPak operations consist of four converting facilities, each of which is owned and operated by us, in Athens, Georgia; Clinton, Iowa; Olmsted Falls, Ohio; and Richmond, Virginia. We acquired each of our facilities in May 1999 as part of the acquisition of assets from Champion International Corporation, except for our Richmond facility, which we acquired from Westvaco Corporation (subsequently known as MeadWestvaco Corporation) in April 2000.

        The following table lists each of our facilities, its location, use, approximate square footage and status:

Facility	Location	Use	Approximate Square Footage	Owned or Leased
Canton mill	175 Main Street Canton, NC 28716	Pulp, paper and paperboard manufacturing	1,865,000	Owned
Canton administrative offices	41 Main Street Canton, NC 28716	Corporate headquarters	7,000	Owned
Waynesville facility	1329 Howell Mill Road Waynesville, NC 28786	Extrusion facility	262,994	Owned
Athens facility—DairyPak division	600 DairyPak Road Athens, GA 30607	Gable top carton converting with lithographic and flexographic printing	186,943	Owned
Clinton facility—DairyPak division	1500 South 14th Street Clinton, IA 52732	Gable top carton converting with flexographic printing	100,160	Owned
Olmsted Falls facility—DairyPak division	7920 Mapleway Drive Olmsted Falls, OH 44138	Gable top carton converting with flexographic printing	150,226	Owned
Richmond facility—DairyPak division	2828 Cofer Road Richmond, VA 23224	Gable top carton converting with lithographic printing	140,000	Owned

ITEM 3.    LEGAL PROCEEDINGS

        On April 15, 2003, a putative class action lawsuit was filed in the Circuit Court for Cocke County, Tennessee, in which we are a defendant, on behalf of certain owners of property along the Pigeon River in Cocke County, upon which the Canton mill is located and into which river we have a permit to discharge. The complaint in this action alleges that we discharged and continue to discharge contaminants from the pulp-bleaching process at the Canton mill into the Pigeon River. Plaintiffs allege that this discharge has "substantially diminished the quality of the waters, environment and resources downstream of and along the Pigeon River in Cocke County, Tennessee" resulting in a private nuisance damaging all persons who own land adjacent to or abutting the Pigeon River. The complaint does not allege any health or safety matters. The putative class includes approximately 300 property owners. A hearing on class certification was held on November 20, 2003 and the class was certified. The demand for damages is limited to $74,000 (exclusive of interest and costs) per individual plaintiff. We intend to defend vigorously the action and do not believe the action will have a material adverse effect on our financial position.

        In late December 2004, we received a letter from the Pension Benefit Guaranty Corporation, or the PBGC (a nonprofit corporation functioning under the jurisdiction of the Department of Labor that is responsible for administering defined benefit pension plan terminations and for insuring defined benefit pension plans), regarding our relationship with a certain manufacturing company, a majority of whose shares are held by the majority stockholder of our parent, Blue Ridge Holding Corp. The PBGC informed us of its belief that we are part of a controlled group of trades or businesses that includes the manufacturing company. Federal law imposes joint and several liability upon all members of a controlled group with respect to defined benefit pension plans (including funding obligations), even if the plans do not cover the employees of all members of a controlled group. Accordingly, if a controlled group is deemed to exist, we may be jointly and severally liable for any liabilities under the underfunded, defined benefit pension plan sponsored by the manufacturing company, which intends to liquidate under Chapter 7 of the U.S. Bankruptcy Code. We immediately informed the PBGC in writing that we believe that we are not part of a controlled group of trades or business. We received a letter from the PBGC dated December 23, 2004 that concluded that a controlled group relationship exists between us and the manufacturing company. Our counsel responded in writing to the PBGC letter, reiterating our belief that we are not part of a controlled group of corporations that includes the manufacturing company and, therefore, are not liable for any liabilities under the defined benefit plan sponsored by the manufacturing company. To date, there has been no response from the PBGC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table contains our selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Our selected consolidated Results of Operations and Other Data for 2004, 2003 and 2002 and our selected consolidated Balance Sheet Data at December 31, 2004 and 2003 have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected consolidated Results of Operations and Other Data for 2001, and our selected consolidated Balance Sheet Data at December 31, 2002 and 2001, have been derived from audited consolidated financial statements not included in this Annual Report. Our selected consolidated Results of Operations and Other Data for 2000, and our selected consolidated Balance Sheet Data at December 31, 2000, have been derived from unaudited consolidated financial statements not included elsewhere in this Annual Report. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Results of Operations Data:
Net sales	$474,229	$468,636	$467,781	$458,020	$480,186
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	437,647	427,583	410,577	403,648	412,575
Depreciation and amortization	16,416	16,359	15,769	14,806	11,332
Flood-related loss and repairs	22,082	—	—	—	—
Insurance recoveries	(20,000)	—	—	—	—

Gross profit	18,084	24,694	41,435	39,566	56,279
Selling, general and administrative expenses	26,023	27,777	22,408	25,924	26,466
Depreciation and amortization	1,821	1,769	1,705	1,541	324
Insurance recoveries	(539)	—	—	—	—
ESOP expense	6,523	7,200	8,122	8,640	10,875
Profit-sharing expense	—	—	161	290	2,100
Loss (gain) on disposal of assets	(1,679)	(3,796)	(74)	(239)	370

Operating profit (loss)	(14,065)	(8,256)	9,113	3,410	16,144
Interest income	10	—	2	21	177
Interest expense, excluding amortization of deferred financing costs	(15,964)	(14,148)	(12,580)	(14,228)	(13,047)
Amortization of deferred financing costs	(1,230)	(4,934)	(1,312)	(1,125)	(912)

Income (loss) before income taxes	(31,249)	(27,338)	(4,777)	(11,922)	2,362
Income tax expense (benefit)	—	—	—	(3,498)	989

Net income (loss)	$(31,249)	$(27,338)	$(4,777)	$(8,424)	$1,373

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data:
Total assets	$305,754	$309,582	$306,954	$298,797	$319,387
Total senior debt(1)	146,201	136,768	114,592	124,377	117,110
Parent Pay-in-Kind (PIK) Senior Subordinated Note(2)	40,681	37,124	40,406	37,001	33,883
Total debt	186,882	173,892	154,998	161,378	150,993
Obligation to redeem ESOP shares	35,257	32,389	28,732	22,168	17,440
Obligation to redeem restricted stock unit of parent	2,119	2,519	2,484	1,781	1,316
Shareholder's equity (deficit)	(25,160)	4,067	29,304	35,177	43,063
Other Data:
Capital expenditures	13,377	12,377	18,306	11,833	46,672
Depreciation and amortization	$19,467	$23,062	$18,786	$17,472	$12,568

(1)
Total senior debt includes current and long-term portion of notes payable, revolver and current and long-term portion of capital lease obligation.

(2)
In December 2003, we provided $7.0 million to our parent to reduce the principal due on its Parent PIK Senior Subordinated Note. The maturity of the Parent PIK Senior Subordinated Note was extended to May 14, 2009 concurrently with the consummation of the offering of the 9.5%

  senior secured notes that we issued on December 17, 2003. Payments of principal and interest under the Parent PIK Senior Subordinated Note are the legal obligations of our parent. Such payments are not secured by any of our assets and have not been guaranteed in any way by us. In addition, we are restricted from making any such payments, other than the $7.0 million payment referenced above, by the indenture governing the 9.5% senior secured notes and our working capital facility. The Parent PIK Senior Subordinated Note is reflected on our financial statements because a portion of the proceeds of the offering of the 9.5% senior secured notes was used to reduce the outstanding balance on the Parent PIK Senior Subordinated Note.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products. We were incorporated in Delaware in 1999 and we acquired our business on May 14, 1999 by purchasing assets from Champion International Corporation, which was subsequently acquired by International Paper Company. The assets we acquired included the Canton mill, the Waynesville extrusion polymer coating facility and five DairyPak converting plants. In connection with the acquisition, Champion International Corporation agreed to indemnify us from certain environmental liabilities relating to the acquired assets, including offsite liabilities incurred prior to the closing date under then existing regulations. Champion also agreed to retain (i) the pre-closing pension liabilities for all employees at the time of acquisition and (ii) post-retirement benefits liabilities relating to, at the time of acquisition, all existing retirees and those employees who were at least 55 years of age with 10 years of service. From 1990 to 1998, Champion spent over $458.0 million improving and modernizing the Canton mill and bringing the facility into compliance with all federal, state and local environmental laws. From 1999 to 2004, we spent approximately $128.8 million upgrading the paperboard machine, acquiring our Richmond facility, installing a new information system and making various other capital improvements at our facilities. We believe that these upgrades and capital improvements to our facilities should reduce our future capital requirements.

        Our business operates in two reporting segments, packaging and paper.

        The packaging segment, which contributed approximately 60% of our sales in 2004 manufactures polymer-coated paperboard and converted gable top cartons sold under the DairyPak trademark. Polymer-coated paperboard is produced with bleached paperboard, which is manufactured at our mill in Canton and coated with polymers at our nearby facility in Waynesville, North Carolina. In 2004, over 60% of the coated paperboard produced at our Waynesville facility was shipped to one of our DairyPak plants for conversion into gable top cartons. We sell these cartons to food and other consumer product companies for use in packaging beverages, such as juice and milk, dry foods, such as sugar and snacks, and other products such as fabric softener. The balance of coated paperboard produced by our Waynesville facility is sold in rolls directly to third-party converters of cup stock, ovenable food trays and cartons. In 2004, approximately 100% of the coated paperboard utilized by our DairyPak facilities was produced in our Waynesville facility. In 2004, approximately 14.1% of our packaging sales were exported, primarily to Europe, Central America and Asia.

        Net sales in the packaging segment are primarily affected by our product mix, consumer spending on food service and packaged foods and the value of the U.S. dollar in relation to other foreign currencies. We believe that both the demand for and the pricing of our packaging products is less sensitive to economic cycles than the demand for and pricing of our paper. During the 1980s and first half of the 1990s, sales of gable top milk cartons declined as plastic containers evolved as a substitute for gable top cartons. U.S. production of milk carton stock has remained relatively stable over the last ten years. Gable top cartons are being used increasingly for new food and non-food applications. Sales of coated paperboard products have historically been relatively stable, but are typically characterized by slightly more price volatility than converted products.

        The paper segment, which contributed approximately 40% of our sales in 2004, consists of sales of uncoated freesheet paper and uncoated paperboard manufactured at our Canton mill and sold to third-party converters and distributors. Sales of our paper products are primarily affected by general economic activity and business employment levels in the United States and the level of electronic substitution, direct mail and advertising. According to RISI, the industry has reduced permanent production capacity for uncoated freesheet paper from 15.2 million tons in 2000 to 13.6 million tons in 2004. RISI projects the annual average prices for 50-pound offset printing paper to increase 13.3% in 2005 over the annual average price for 2004. In addition, RISI projects U.S. uncoated freesheet paper consumption to grow at an average rate of approximately 1.3% through 2019. Management believes that our packaging and paper segments have experienced a recovery in market conditions to mid-cycle levels. Our order backlogs continued to strengthen during 2004 forcing us to implement a customer allocation program. We have implemented multiple price increases for various paper and uncoated bleached paperboard grades, which have resulted in an average increase of $131 per ton from the cyclical low pricing in January 2004. Backlogs experienced a reduction at the end of 2004 (a seasonally slow time in the industry) and began strengthening in February 2005.

        While electronic data transmission and storage, on-line invoice payment, and the Internet have tended to reduce the demand for paper products, particularly traditional print media and envelopes, we believe that certain Internet advertising abuses may serve to heighten the demand for direct mail advertising in the near future.

        Wages and benefits are the largest components of the cost of goods sold for each of our segments, representing approximately 29% of consolidated cost of goods sold in 2004. Benefit costs have increased significantly, largely due to increasing health care costs. In response to this, we have opened a health clinic and pharmacy to provide increased control over our healthcare costs while providing improved health screenings to discover and treat health issues early thereby reducing risks and costs of maintaining the health of our employees. Approximately 65% of our total employees have access to these facilities. While these measures allow us to have more control over our health care costs we still anticipate these healthcare-related expenditures to continue to rise.

        The second largest expense for each reporting segment is fiber, representing approximately 20% of the consolidated cost of goods sold in 2004. We produced approximately 90% of our required fiber at the Canton mill from wood chips and purchased the balance from various pulp suppliers. International Paper provides approximately 41% of the wood chips we need pursuant to a long-term supply agreement. The agreement's current term expires in May 2009 and we have a five-year renewal option at our discretion. While the agreement ensures that we have a reliable long-term supply of wood chips, the prices that we pay International Paper for wood chips at any particular time may be greater or less than "spot" market prices. In December 2004, the prices we paid International Paper for hardwood chips were somewhat below and for pine wood chips were competitive with market prices. The balance of our wood chips is provided by numerous local suppliers at market prices. In 2004, wood chip prices gradually receded from the peak wood chip pricing we experienced in the fourth quarter of 2003. While wood chip prices in the aggregate for 2004 declined approximately 4% from the fourth quarter of 2003, market disruptions from two hurricanes in September (as described below) have resulted in reduced wood fiber supply. We anticipate higher pricing for wood chips in early 2005 as a result of these disruptions. Except for unforeseen circumstances, management believes that wood chip prices will begin to abate during the summer of 2005 from current prices, although we anticipate overall average wood chip prices will be higher in 2005 as compared to 2004.

        Our business segments share corporate management, accounting, human resources and information systems. We do not allocate any corporate overhead to the two reporting segments.

        Since the majority of our capacity operates on a continuous basis, expenses such as labor, energy and maintenance are relatively fixed. We continuously strive to increase our productivity and improve our efficiencies throughout our operation. In 2003, we launched a continuous improvement effort including the establishment of a Six Sigma process and infrastructure throughout our Company. As part of the ongoing continuous improvement process, we announced restructuring plans for the Canton mill, DairyPak converting group and our corporate division in February 2004. The production equipment and production output from the Fort Worth facility were consolidated into our Clinton, Iowa and Athens, Georgia DairyPak facilities. Voluntary and involuntary severance packages were offered, which resulted in a total cost charge of $4.2 million. The combined employee reduction and Fort Worth closure resulted in annualized savings of approximately $7.5 million. In 2004, a portion of the anticipated savings was realized as the majority of the reductions were initiated in May and phased in through December 2004. In addition to cost savings, our improvement process measures manpower productivity to determine the performance of these initiatives. From 2000 to 2004, tons sold per active full-time equivalent employee has increased approximately 13%.

        Extrusion polymer, a significant raw material for our packaging division, has experienced significant price increases in 2004. The price for low density polyethylene, our largest individual grade of polymer resin, has increased 14.1% in 2004 compared to 2003.

        We experienced a significant increase in coal costs, our primary energy source, as we re-negotiated our annual supply contract in July 2004. The domestic coal markets have seen a significant increase in demand for high-quality metallurgical, or MET, coal in the international markets, which is a premium grade of coal. This increased demand has placed pressure on high-quality steam coal, resulting in both price increases and supply shortages since certain high-quality steam coal also contains MET coal characteristics and thereby will likely be diverted into the premium-priced MET coal market.

        Our pulp and paper mill in Canton, North Carolina experienced severe flooding as a result of Hurricanes Frances and Ivan on September 8 and September 17, 2004, respectively. These two floods exceeded the Federal Emergency Management Agency's 100-year flood plain levels and caused the shutdown of the mill commencing on September 8. We did not resume full production until October 4. The net impact on earnings for the entire year was approximately $10.7 million after insurance proceeds. We experienced minimal disruption to our customers as we shipped product out of inventory. While all operations are currently running at pre-flood levels, we do believe that there is a potential to experience some intermittent flood-related downtime during 2005.

        The higher freight costs we experienced in 2004 resulted from three primary factors: fuel surcharges, the new hours of service regulations issued by the Department of Transportation that became effective in January 2004 impacting the amount of driver hours, and the increased transportation demand from the economic general recovery within the United States.

Recent Events

        On January 28, 2005, our parent, Blue Ridge Holding Corp., entered into an amendment to its Management Services Agreement by and between our parent and KPS Management, LLC, terminating the management fee effective as of January 1, 2005. We were an original party to the agreement with KPS Management, LLC. Due to certain restrictions in our credit agreement, management fee payments have not been made in cash, but have been accrued since September 2001, with the accrued balance to be paid out upon termination of the agreement. Pursuant to an Amendment and Assignment Agreement, effective as of October 1, 2003, we assigned all of our obligations, rights and interest in, to or under the Management Services Agreement to our parent, and our parent assumed such agreement. However, due to push down accounting, we continued to accrue these fees. As of December 31, 2004, we have recorded a liability of $6.7 million for unpaid fees accrued under the agreement. We are prohibited from paying these accrued fees under the terms of the indenture governing the notes issued by us on December 17, 2003 and our working capital facility.

        In January 2005, we received approximately $1.4 million from the U.S. Department of the Interior and related agencies to offset a portion of the uninsured repair expenses associated with the damages to our waste treatment plant that were incurred during the severe flooding described above. Our waste treatment facility serves as the municipal waste treatment plant for the Town of Canton. In addition, on February 25, 2005, the Governor of North Carolina signed into law a Hurricane Relief Bill designed to bring financial assistance to those in Western North Carolina adversely impacted by severe flooding. We expect to be a recipient of $4.5 million of those funds through the Town of Canton for expenditures that will more permanently protect the shared wastewater facility and repair mill sewer infrastructure.

        On February 24, 2004, Parmalat, USA, one of our significant customers, had filed for Chapter 11 bankruptcy protection. On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization for Parmalat, USA, which has been approved by the debtor and the primary creditor and future owner, GE Capital Incorporated. We anticipate the plan to be confirmed by the U.S. Bankruptcy Court in March 2005. The plan provides that all preference claims against trade vendors would be waived. As of December 31, 2004, we have an established allowance for the Parmalat receivable of $1.2 million, and any such receivables actually received from Parmalat will be recognized as a recovery through earnings.

        As of February 2005, we have begun developing a new compensation plan for salaried employees, which includes performance-based salary increases. These salary increases will be funded by savings in certain areas, such as the elimination of postretirement medical benefits for salaried employees hired after March 1, 2005. In addition, the PACE (union representing the majority of our hourly employees) contract is due for renewal in May 2006. We have exercised our right under the labor contract to notify PACE that we desire to negotiate certain provisions of the labor contract before renewal, and negotiations are currently underway. If no new agreement is reached between the parties, the existing contract remains in place until May 2006.

Results of Operations

	2004	2003	2002
Net sales
Packaging	$284.8	$284.5	$277.1
Paper	189.4	184.1	190.7

Total	$474.2	$468.6	$467.8

Operating profit (loss)
Packaging	$15.0	$23.3	$28.7
Paper	4.8	5.2	12.7

Total segments' operating profit	$19.8	$28.5	$41.4

Corporate expense	(33.8)	(36.8)	(32.3)

Total operating profit (loss)	$(14.0)	$(8.3)	$9.1

Percentage of net sales:
Packaging	60.1%	60.7%	59.2%
Paper	39.9%	39.3%	40.8%

Total	100.0%	100.0%	100.0%

Operating margin:
Packaging	5.3%	8.2%	10.4%
Paper	2.5%	2.8%	6.7%

Total	4.2%	6.1%	8.8%

Shipments (tons):
Packaging segment	248,676	256,747	244,008
Paper segment	291,645	292,647	294,428

Total	540,321	549,394	538,436

Average price ($per ton):
Packaging segment	$1,145	$1,108	$1,136
Paper segment	650	629	648

Average price	$878	$853	$869

Year Ended December 31, 2004 (2004) Compared to Year Ended December 31, 2003 (2003)

        Net Sales.    Net sales for 2004 increased $5.6 million or 1.2% to $474.2 million compared to $468.6 million in 2003. Our overall improvement in revenue was attributable to a $0.3 million increase in our packaging segment sales and a $5.3 million increase in net sales in our paper segment.

        Net sales for our packaging segment in 2004 increased $0.3 million or 0.1% to $284.8 million compared to $284.5 million in 2003. The increase in packaging segment sales was primarily attributable to an increase in average revenue per ton sold of 1.0% on non-converted coated board sold out of our Waynesville facility and 2.3% on our carton business, partially offset by a decline in sales volume of non- converted coated board. The decline in sales volume of our non-converted board resulted primarily from reduced availability of rawstock brought about by flood-related downtime at our Canton, North Carolina mill in the third and fourth quarters of 2004. In 2004, our packaging segment sold 248,676 tons of coated and converted paperboard products at an average price of $1,145 per ton, compared to 256,747 tons sold in 2003 at an average price of $1,108 per ton. Average price per ton was positively impacted by (i) the shift in product mix to a higher percentage of converted carton sales

(versus non-converted coated board sales) and (ii) average pricing increases of 1.0% on non-converted coated paperboard products and 2.3% on converted carton products as described above.

        Net sales for our paper segment in 2004 increased $5.3 million or 2.9% to $189.4 million compared to $184.1 million in 2003. The increase was primarily due to an increase of 3.3% in the average revenue per ton shipped. In 2004, our paper segment sold 291,645 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard at an average price of $650 per ton, compared to 292,647 tons sold in 2003 at an average price of $629 per ton. We estimate that paper segment sales volumes were approximately 20,000 tons below normal levels in 2004 due to flood-related downtime at our manufacturing facility in the third and fourth quarters as described above (which represented approximately $14.0 million of our aggregate net sales in 2004). In addition, we estimate sale volumes were approximately 5,000 tons below normal levels in 2003 due to the planned cold mill outage executed in April 2003. Pricing on our uncoated paper grades has improved significantly in the second half of 2004 as compared to effective pricing levels in the fourth quarter of 2003 and the first six months of 2004. Fourth quarter 2004 average price per ton on our uncoated paper grades was $726 per ton as compared to fourth quarter 2003 average price of $603 per ton.

        Operating Profit.    Total segments operating profit decreased $8.7 million or 30.5% to $19.8 million in 2004 compared to $28.5 million in 2003. As a percentage of sales, total segments operating profit decreased to 4.2% in 2004 from 6.1% in 2003.

        The following table sets forth significant items that increased (decreased) total segments operating profit in 2004 as compared to 2003:

	2004	2003	Change
Segments Operating Profit	$19.8	$28.5	$(8.7)
Net flood impact in 2004(1)			$(10.7)
Cold mill outage executed in 2003			6.0
Product pricing improvement			10.8
Outbound transportation costs			(4.6)
Gain on sale of assets			(2.1)
Severance expenses			(2.4)
Plastic resin pricing used at Waynesville coating facility			(3.6)
Energy prices (coal)			(3.3)
Other			1.2

Total			$(8.7)

(1)
The total impact of the flood on 2004 segments' operating profit was $10.7 million, which was comprised of $22.6 million for property damage and $8.6 million for business interruption, offset by $20.5 million for insurance recoveries booked.

        Operating profit for our packaging segment decreased $8.3 million or 35.6% in 2004 to $15.0 million or 5.3% of packaging segment sales, compared to $23.3 million or 8.2% of packaging segment sales in 2003. The decrease in operating profits was due to (a) increased transfer cost of rawstock paperboard of $2.7 million; (b) a net increase of $0.3 million in severance and other costs associated with the closure of the Fort Worth DairyPak facility in 2004 and the Morristown DairyPak facility in 2003; (c) increased plastic material prices of $3.6 million; (d) increases to outbound freight costs for our products sold of approximately $3.5 million due to higher carrier fuel costs; (e) flood-related business interruption losses of $2.2 million at our Waynesville facility in 2004; (f) gain on sale of assets in 2003 of $4.2 million primarily related to the sale of our Morristown DairyPak facility and various other assets; and (g) other miscellaneous and offsetting variances in the amount of $0.2 million. The aggregate decrease was partially offset by (a) increased pricing on non-converted coated board sales of $0.9 million and on carton sales of $4.1 million; (b) substitution of a higher cost purchased coated rawstock at our Richmond DairyPak facility with a lower cost internally produced rawstock resulting in savings of approximately $1.7 million in 2004 as compared to 2003; and (c) gain on sale of assets in 2004 of $1.7 million primarily related to the sale of our Fort Worth DairyPak facility.

        Operating profit for our paper segment decreased $0.4 million or 7.7% in 2004 to $4.8 million or 2.5% of paper segment sales, compared to $5.2 million or 2.8% of paper segment sales in 2003. The decrease in operating profit was primarily due to (a) flood-related business interruption losses and property damage expenses, net of realized or accrued insurance proceeds, totaling $8.5 million in the third and fourth quarters of 2004; (b) increased costs for coal (our primary fuel), of $3.3 million; (c) increases to outbound freight costs for our products sold of approximately $1.1 million due to higher carrier fuel costs; and (d) severance costs of $2.1 million for hourly and salary position eliminations in 2004. The aggregate decrease of $15.0 million was partially offset by the increased profit from improved uncoated paper pricing of $5.8 million, costs incurred in 2003 related to the scheduled cold mill outage of $3.2 million for additional non-recurring repair and maintenance work and approximately $2.8 million in lost production and sales incurred during the execution of the outage, the increased rate to the packaging segment on paperboard transfers of $2.7 million and other miscellaneous offsetting variances in the amount of $0.1 million.

        Selling, General and Administrative.    Total selling, general and administrative expenses decreased $1.8 million or 5.8% to $26.0 million in 2004 compared to $27.8 million in 2003. This decrease was primarily attributable to a reduction in bad debt expense of $2.8 million, which primarily related to the bankruptcy of one of our significant DairyPak customers in 2003. Partially offsetting the decrease in bad debt expense was $0.9 million in increased audit and attorneys' fees relating to (i) the issuance of the 9.5% senior secured notes that we issued on December 17, 2003 and the related exchange offer and (ii) achieving and maintaining compliance with required SEC rules and regulations, as well as approximately $0.3 million in startup costs for the new medical clinic/pharmacy located near our mill in Canton, North Carolina.

        ESOP Expense.    ESOP expense decreased $0.7 million or 9.7% to $6.5 million in 2004 compared to $7.2 million in 2003. The ESOP expense is primarily a non-cash expense, which results from the annual transfer of shares into the ESOP. The amount of the ESOP expense varies with the value of the shares, which is determined by an independent appraisal at the end of each year. The decrease in 2004 reflects the decline in valuation of our shares to $9.06 per share in 2004 compared to $10.00 per share in 2003.

        Profit Sharing.    We did not record a profit-sharing expense in 2004 or 2003. The profit sharing expense is calculated as a percentage of our pre-tax profit.

        Amortization of Deferred Financing Costs.    Amortization of deferred financing costs decreased $3.7 million to $1.2 million in 2004 compared to $4.9 million in 2003. The decrease reflects in part the write-off in 2003 of the originating financing expenses of our prior Term A and B loans and revolving credit facility that were repaid with the proceeds of the offering of our 9.5% senior secured notes described above.

        Gain on Sale of Assets.    In 2004, to complete our planned consolidation and plant shutdown process, we sold our Fort Worth, Texas DairyPak facility and various other assets for which we recorded a net gain of approximately $1.7 million. In 2003, we realized gains related to the sale of our Morristown, New Jersey DairyPak facility and various other assets totaling $3.8 million.

        Year Ended December 31, 2003 (2003) Compared to Year Ended December 31, 2002 (2002)

        Net Sales.    Net sales for 2003 increased $0.8 million or 0.2% to $468.6 million compared to $467.8 million in 2002. Our revenue in our packaging segment increased $7.4 million, partially offset by a $6.6 million decrease in net sales in our paper segment.

        Net sales for our packaging segment in 2003 increased $7.4 million or 2.7% to $284.5 million compared to $277.1 million in 2002. The increase in packaging segment sales was primarily attributable to a 14.3% increase in coated paperboard volume, offset by a 1.1% decrease in converted products volume. The decrease in converted products sales and increase in non-converted coated paperboard sales was primarily attributable to a change in product mix. In 2003, our packaging segment sold 256,747 tons of coated and converted paperboard products at an average price of $1,108 per ton, compared to 244,008 tons sold in 2002 at an average price of $1,136 per ton. Average price per ton was negatively impacted by (i) the shift in product mix to a higher percentage of non-converted coated paperboard product sales (versus converted carton sales) and (ii) average pricing declines of 4.2% in non-converted coated paperboard products, partially offset by an increase of 0.9% in price per ton of converted carton products in 2003 compared to 2002. The decline in non-converted coated paperboard pricing per unit reflects a shift in customer mix to support the increased sales volume.

        Net sales for our paper segment in 2003 decreased $6.6 million or 3.5% to $184.1 million compared to $190.7 million in 2002. The decrease was primarily due to a decrease in sales volume as a result of the 5.5-day cold mill outage. In 2003, our paper segment sold 292,647 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard at an average price of $629 per ton, compared to 294,428 tons sold in 2002 at an average price of $648 per ton. We believe that paper segment sales were reduced in part due to the cold mill outage and continued depressed market conditions in the envelope and offset market segment.

        Operating Profit.    Total segments operating profit decreased $12.9 million or 31.2% to $28.5 million in 2003 compared to $41.4 million in 2002. As a percentage of sales, total segments operating profit decreased to 6.1% in 2003 from 8.8% in 2002. Total segments operating profit declined in 2003 primarily because of (i) a reduction in uncoated paper prices of $3.4 million due to a downturn in the uncoated paper market; (ii) an increase in total raw material costs of approximately $5.6 million due to a wood chip shortage resulting from abnormally wet conditions limiting harvesting of hardwood timber in the southeastern United States; (iii) $3.2 million of expenses related to additional repair and maintenance work associated with the cold mill outage; (iv) $1.7 million in severance and other costs with respect to the shutdown of our Morristown, New Jersey DairyPak facility; and (v) increased plastic material prices of $2.8 million, partially offset by the gain on the sale of the Morristown facility and various other assets of $3.8 million.

        Operating profit for our packaging segment decreased $5.4 million or 18.8% in 2003 to $23.3 million or 8.2% of packaging segment sales, compared to $28.7 million or 10.4% of packaging segment sales in 2002. The decrease in operating profits was due to (a) increased transfer cost of rawstock paperboard of $4.5 million; (b) lower sales price for poly coated paperboard of $3.0 million; (c) severance and other costs associated with the closure of the Morristown, New Jersey DairyPak facility of $1.7 million; (d) increased plastic material prices of $2.8 million; and (e) other miscellaneous expenses of $1.0 million. The increased transfer cost of rawstock paperboard was attributable to increased repair and maintenance associated with the cold mill outage and the increased cost of wood chips caused by the abnormally wet conditions limiting harvesting activities. These losses were partially offset by (a) increased sales volume on coated paperboard of $2.1 million; (b) increased pricing on carton sales of $1.3 million; and (c) gain on the sale of the Morristown facility and various other assets of $4.2 million.

        Operating profit for our paper segment decreased $7.5 million or 59.1% in 2003 to $5.2 million or 2.8% of paper segment sales, compared to $12.7 million or 6.7% of paper segment sales in 2002. The decrease in operating profit was due to (a) increased repair and maintenance associated with the cold mill outage of $3.2 million; (b) increased costs of wood chips caused by the abnormally wet conditions limiting harvesting activities of $5.6 million; (c) lower sales price for paper of $3.4 million; (d) reduced sales volume primarily due to the 5.5 day shutdown for the cold mill outage of $1.3 million; and (e) increased mix of purchased fiber of $2.5 million and miscellaneous items in the amount of

$0.2 million. The aggregate decrease of $16.6 million was partially offset by the increased profit from improved uncoated paperboard pricing of $0.9 million, reduced non-cold mill maintenance expenses of $2.0 million, increased rate to the packaging segment on paperboard transfer of $4.5 million, reduction in wages and benefits at the Canton mill of $0.7 million.

        Selling, General and Administrative.    Total selling, general and administrative expenses increased $5.4 million or 24.1% to $27.8 million in 2003 compared to $22.4 million in 2002. This increase was primarily attributable to a change in bad debt expense of $3.5 million, of which (i) $1.4 million represented recoveries in 2002 net of certain miscellaneous bad debt write-offs that did not reoccur in 2003 and (ii) $2.1 million related to the bankruptcy of one of our significant DairyPak customers. The remaining increase in selling, general and administrative expenses was attributable to severance expenses of approximately $0.5 million, an increase in salaries and benefits of approximately $1.1 million and approximately $0.5 million in additional expenses. In 2001, one of our major customers entered into liquidation, and we wrote off $5.3 million of accounts receivable due from that customer. In 2003, selling, general and administrative expenses were reduced by $0.2 million, due to partial recoveries of that write-off.

        ESOP Expense.    ESOP expense decreased $0.9 million or 11.1% in 2003 to $7.2 million compared to $8.1 million in 2002. The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP. The amount of the ESOP expense varies with the value of the shares, which is determined by an independent appraisal at the end of each year. The decrease in 2003 reflects the decline in valuation of our shares to $10.00 per share in 2003 compared to $11.28 per share in 2002.

        Profit Sharing.    We did not record a profit sharing expense in 2003. In 2002, we recorded a profit sharing expense of $0.2 million. The profit sharing expense is calculated as a percentage of our pre-tax profit.

        Amortization of Deferred Financing Costs.    Amortization of deferred financing costs increased $3.6 million to $4.9 million in 2003 compared to $1.3 million in 2002. The increase reflects in part the write-off of the originating financing expenses of our prior Term A and B loans and revolving credit facility that were repaid with the proceeds of the offering of our 9.5% senior secured notes.

        Gain on Sale of Assets.    In 2003, as part of our consolidation and plant shutdown, we sold our Morristown, New Jersey facility and various other assets for which we recorded a net gain of approximately $3.8 million. In 2002, we realized gains related to the sale of various assets totaling less than $0.1 million.

Liquidity and Capital Resources

        Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our total senior debt, defined as total debt including capital lease obligations less the Parent PIK Senior Subordinated Note, at December 31, 2004 was approximately $146.2 million. Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for 2005 through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case.

        We entered into a new $45.0 million revolving credit facility in December 2003. On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis. Our working capital facility requires that we meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold. On September 15, 2004, the credit agreement was amended to reduce the $15.0 million minimum availability to $10.0 million (as thereafter further reduced as described below) during the period beginning September 15, 2004 and ending January 15, 2005, after which time the minimum would revert back to $15.0 million. On October 8, 2004, the credit agreement was further amended to reduce the minimum covenant availability from $10.0 million to $5.0 million during the period beginning October 8, 2004 and ending January 15, 2005, after which time the minimum covenant availability would revert back to $15.0 million.

        On December 21, 2004, the revolving credit facility was amended to reduce the amount subject to borrowing availability restrictions from $15.0 million to $7.5 million on a permanent basis. We must also meet certain affirmative and negative operating covenants. In the event of default or if the availability falls below $7.5 million, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. At December 31, 2004, the working capital facility's outstanding balance was approximately $18.4 million and the borrowing availability was approximately $17.4 million.

        Net cash provided by operating activities was $5.7 million in 2004, $7.8 million in 2003 and $28.5 million in 2002. The decrease in 2004 compared to 2003 was primarily due to the decrease in net profit attributable primarily to such factors as described above in the operating profit analysis comparison of 2004 to 2003. The decrease in 2003 compared to 2002 was primarily due to the decrease in net profit attributable primarily to such factors as described above in the operating profit analysis comparison of 2003 to 2002.

        Net cash used in investing activities was $11.2 million in 2004, $6.4 million in 2003 and $17.1 million in 2002. The net cash used in investing activities in 2004 reflects the proceeds of $2.2 million generated from the sale of the Fort Worth DairyPak facility and other miscellaneous assets. Capital expenditures in 2004 totaled $14.2 million (of which $0.8 million was financed through capital leases). In 2004, capital spending for environmental compliance totaled $5.6 million. The net cash used in investing activities in 2003 reflects the proceeds of $6.0 generated from the sale of the Morristown facility and other miscellaneous assets. Capital expenditures in 2003 totaled $14.0 million (of which $1.7 million was financed through capital leases). In 2003, capital spending for environmental compliance totaled $2.2 million. In 2002, capital spending totaled $18.3 million, of which $5.2 million was for environmental compliance and approximately $1.5 million for improved gauging systems to improve product quality, with the balance of spending for normal maintenance projects.

        Capital expenditures for 2005 are projected to total approximately $18.0 million, of which $7.9 million is for environmental compliance. We are in the process of upgrading our boilers to comply with nitrous oxide (NOx) gas emission regulations for a total estimated cost of $9.0 million through 2005 of which approximately $6.5 million has been expended as of December 31, 2004. In addition, we anticipate spending approximately an aggregate of $8.2 million from 2004 to 2006 to comply with the Maximum Achievable Control Technology I and II federal standards developed by the U.S. Environmental Protection Agency (MACT I and MACT II). On September 14, 2004, the EPA promulgated the Industrial Boiler MACT, or IB MACT, with a compliance date of September 2007. We operate five emission units that are subject to IB MACT. An assessment is currently underway to determine its impact. We currently estimate that we will spend an average of approximately $15.0 to $18.0 million in each of the next three years (including 2005) for capital expenditures for environmental compliance and maintaining current operations.

        We expect to contribute approximately $2.4 million to our pension plan and $0.2 million to our postretirement benefits plan in 2005 after giving effect to the elimination of postretirement benefits for salaried employees hired after March 1, 2005 as described above. The estimated future benefit payments for both plans are expected to be $0.3 million, $0.4 million, $0.5 million, $0.7 million and $1.1 million, for the years ended 2005 through 2009, respectively. The aggregate estimated benefit payments in the five years from 2010 through 2014 are $11.0 million.

        Net cash provided by financing activities was $5.8 million in 2004 and $0.4 million in 2003. Net cash used in financing activities was $12.1 million in 2002. The net change in 2004 compared to 2003 was due to borrowings under our revolving loan agreement. The net change in 2003 compared to 2002 was due to the $125.0 million in proceeds from the offering of 9.5% senior secured notes described above, offset by (a) net reduction in borrowings and capital lease obligations of $105.3 million; (b) $9.7 million in associated costs related to offering of the notes; (c) $7.0 million payment on the Parent PIK Senior Subordinated Note; and (d) $2.6 million in other cash expenditures used in financing activities.

        As of December 31, 2004, our material obligations under firm contractual arrangements (including commitments for future payments under long-term debt obligations, ESOP, capital and operating lease arrangements and other long-term obligations) were:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations(1)	$196,107	$13,148	$26,296	$156,104	$559
Parent PIK Senior Subordinated Note	61,121	—	—	61,121	—
Capital lease obligations	2,384	686	1,014	342	342
Operating lease obligations	6,193	1,533	2,729	1,901	30
ESOP(1)	35,257	819	2,774	3,606	28,058
Restricted stock repurchase(2)	2,119	—	2,119	—	—
Pension & Post Retirement Plan	21,211	286	905	1,832	18,188
Purchase obligations(3)	130,001	29,789	59,574	40,638	—
Management fees	6,736	—	—	6,736	—
Customer rebates	8,585	8,585	—	—	—
Other long-term liabilities reflected on balance sheet under U.S. generally accepted accounting principles	1,271	—	—	—	1,271
Total(4)	$470,985	$54,846	$95,411	$272,280	$48,448

(1)
Includes approximately $51,993 of aggregate interest payments.

(2)
The dollar amount of our parent's obligation to redeem ESOP shares and restricted stock shares is determined by multiplying the value of our parent's common stock, as periodically determined by an independent appraiser, by the number of shares of our parent's common stock eligible for redemption at the time of computation. As of December 31, 2004, the appraised value of our parent's common stock was $9.06 per share and the number of shares available for redemption was 3,891,468 and 233,841 for the ESOP and restricted stock, respectively, which is the basis for the computations shown above.

(3)
The value of the minimum required purchase commitment based on current pricing to purchase wood chips from International Paper through May 2009.

(4)
Although not yet our contractual obligations, we estimate that we will spend $14.2 million in equipment upgrades over the next two years in order to maintain compliance with environmental regulations.

Net Operating Loss Carryforwards

        At December 31, 2004, we had federal net operating loss carryforwards, or NOLs, of $136.3 million and state NOLs of $124.5 million available to offset future taxable income. Our federal NOLs expire at various dates between 2020 and 2024. Our state NOLs expire at various dates between 2005 and 2024.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductibles differences, net of valuation allowances provided.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment," which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005 and are currently evaluating the effect that the adoption of FASB 123R will have on our financial position and results of operation.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Our evaluation of the AJCA with respect to the additional deduction is still in process and we expect to complete the evaluation process by the end of the third quarter of 2005. The range of reasonably possible amounts of the additional deduction that are still being considered as a result of this provision cannot be reasonably determined as yet.

        In November 2004, the FASB issued SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in 2006. We have not yet evaluated the effect that the adoption of SFAS 151 will have on our financial position or results of operations.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

        We adopted FSP 106-2 effective June 30, 2004 and applied the retroactive transition method. As a result, a remeasurement of the plan's assets and accumulated postretirement benefit obligation, or APBO, including the effects of the subsidy was made as of January 1, 2004. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $0.3 million. The $0.3 million reduction consisted of $0.1 million for the reduction of current period service costs, $0.1 million increase in recognition of unamortized actuarial gains and $0.1 million for reduction in interest costs on our APBO. The remeasurement changed the prior service cost component of our APBO by approximately $2.1 million. The reduction to our net periodic benefit cost for 2005 for the prescription drug benefit under Medicare Part D is estimated to be approximately $0.3 million.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Many variable interest entities, or VIE, have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

        In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest.

        In December 2003, the FASB issued a revision to FIN 46, or FIN 46R. Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We adopted the remaining provisions of FIN 46R in the first quarter of 2004. Adoption of FIN 46R had no impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments based on facts at hand but also contain matters of uncertainty.

        Critical accounting policies and estimates that require judgments by management that affect their application and which may have a significant effect on the recorded results of our operations and financial position are accounts receivable valuation, long-lived assets, pension and postretirement benefits, income taxes, environmental costs and valuation of common equity shares.

  Accounts Receivable Valuation

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Within the most recent four years, we have had two significant customers file bankruptcy resulting in write-offs of 4% and 9% of the outstanding receivable balance at the time of the bankruptcy filings.

  Long-Lived Assets

        Long-lived assets consist of the net depreciated value of property, plant and equipment. Property, plant and equipment is recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Replacements and significant improvements of major units of property are capitalized using a project threshold basis in accordance with our policy. In addition, interest is capitalized for projects during the period of construction. Maintenance, repairs and minor replacements are expensed as incurred. Depreciation on plant and equipment is calculated using the straight line method over the estimated useful lives of the assets as follows:

Land improvements	10–24 years
Buildings and improvements	3–40 years
Machinery and equipment	5–35 years
Software and computer equipment	3–5 years
Office equipment	6–10 years

        Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the lease term or estimated useful life of the asset. For the impairment or disposal of long-lived assets, we follow the guidance contained in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or the fair value less selling expenses. Recoverability of a long-lived asset is measured by comparing the carrying amount of the asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with, and which are expected to materialize as a direct result of, the use and/or disposition of the asset.

  Income Taxes

        We file a consolidated tax return with our parent, Blue Ridge Holding Corp. Income taxes are computed as if we were filing a separate tax return.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We evaluate on a regular basis the realizability of our deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Due to our lack of pre-tax income in recent years, we have a full valuation allowance on our net deferred tax assets. We evaluate our deferred tax assets and liabilities on a periodic basis and adjust these balances as appropriate.

  Pensions and Postretirement Benefits

        We have a defined benefit pension plan for salaried employees. The benefits are based on years of service and annual compensation forecasts. The cost of this program is being funded currently through contributions to an independently managed trust.

        We also sponsor an unfunded defined benefit health care plan for substantially all retirees and employees. We accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits.

        Assumptions used to record our obligation for these plans are updated annually on our measurement date, December 31, and are disclosed in Note 10 to our consolidated financial statements. These assumptions directly impact the actuarial valuation of the assets and obligations recorded on our consolidated balance sheets and the income or expense that flows through our consolidated statements of operations. We base our assumptions on either historical or market data that we consider reasonable under the circumstances. Variations in these assumptions could have a significant effect on the amounts reported through our consolidated statement of operations. Using a higher or lower rate of 0.25% in the discount rate would change the annual pension expense by approximately $0.1 million, assuming no changes in other plan assumptions. Additionally, our pension plan assets are valued annually on December 31, and are subject to market conditions, including closing stock prices, on that date. Had these pension plan assets been valued at another date, the value of the pension assets may be significantly different.

        Our pension plan assets had market gains of 13.99% in 2004 due to the improving stock market while lower interest rates increased the pension liabilities. This caused pension liabilities to exceed pension plan assets and required additional minimum pension liability and a reduction to shareholder's equity of approximately $1.2 million in 2004. Additionally, based upon the actuarial assumption at December 31, 2004, pension expense will increase approximately $0.1 million in 2005. Our cash contribution and other nonpension postretirement expense will be approximately the same in 2005, as they were in 2004.

  Environmental Costs

        We recognize liabilities for environmental remediation when it is probable that a liability has been incurred and can be reasonably estimated. We determine our liability on a site-by-site basis, and it is not discounted or reduced for possible recoveries from insurance carriers. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

        We acquired the Canton mill, Waynesville extrusion facility and the DairyPak converting plants (other than the Richmond, Virginia, facility) from International Paper Company, formerly known as Champion International Corporation, on May 14, 1999. As part of that acquisition, International Paper agreed to indemnify us of environmental conditions that arose prior to May 14, 1999. Any remediation of environmental contamination after that date is our responsibility.

        We are subject to extensive federal and state environmental regulation and laws. It is management's ongoing environmental objective to (1) control all emissions into the air, water and ground that would have an adverse affect on the environment, (2) continue to upgrade and improve pollution control equipment and environmental performance, and (3) maintain 100% compliance with all environmental laws and regulations.

        The Environmental Protection Agency issued final cluster rule regulations in 1998 to be met by 2006, which establish new requirements for air emissions and wastewater discharges from pulp and paper mills. In addition, regulations were issued to reduce the emissions of nitrogen oxide from our boilers, which must be met by May 2006. We estimate that we will spend $14.2 million in equipment upgrades over the next two years to meet these regulations.

        In the normal course of business we use landfills to dispose of our solid waste created in the manufacturing process. SFAS No. 143 defines how to account for asset retirement obligations in connection with industrial waste landfills. SFAS No. 143 requires estimates in future closing costs, life of the landfill and net present value interest rates. We adopted SFAS No. 143 on January 1, 2003 and accordingly have recorded an asset of $0.8 million at December 31, 2004. Assumptions and estimates used in determining the valuation for this landfill are reviewed periodically and adjustments are recorded.

  Valuation of Parent's Common Equity Shares

        At our inception, the Blue Ridge Paper Products Employee Stock Ownership Plan, or the ESOP, was established into which our parent contributes cash or stock for the benefit of all eligible employees in return for a reduction in employee compensation.

        For each plan year, our parent contributes cash or stock to the ESOP as determined by the board of directors, not to exceed our maximum deductible for tax purposes or the maximum participant compensation under guidelines of the Internal Revenue Service. On a fully diluted basis and not giving effect to the retirement of any employees, employees would own 40% of our parent by May 13, 2006 through common stock allocations, subject to the current labor contract. Assuming that the labor contract is in effect for the seven-year period, it is expected that approximately 5.7% of ownership of our parent will be allocated to participants each plan year (3.6% was the pro-rated allocation for the period from May 14, 1999 to December 31, 1999). In certain cases, the remainder of the 40% of our parent's authorized stock that has not been contributed will immediately be issued to the ESOP, for allocation to participants over the remainder of the initial seven-year period.

        In addition to the ESOP, certain of our management employees hold restricted common stock units of our parent which vest with service over varying periods of time. Each year we employ an independent appraiser to provide an appraisal of our common equity share value, based on certain assumptions and estimates, in order to record the ESOP expense as well as the obligations to redeem ESOP shares and restricted stock units. The appraisal is based upon historical financial statements, management's projections for capital spending and financial results and industry information on competitors including available analyst reports.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks, including interest rate risk. Risk exposures relating to this market risk are summarized below. This information should be read in connection with the consolidated financial statements and the related notes.

        We manage interest cost using a combination of fixed and variable rate debt. As of December 31, 2004, we have $125.0 million notes at 9.5% and a $50.0 million working capital credit facility at variable rates of interest. As of December 31, 2004, approximately $18.4 million was outstanding under our working capital credit facility at a short-term interest rate of 1.25% over Applicable Revolver Index Margin. Our revolver has two options for interest rates Applicable Revolver Libor Margin ranging from 2.5%–3.0% or Applicable Revolver Index Margin ranging from 0.75%–1.25%. We use the highest percent in each option based on the grid. In addition, as of December 31, 2004, we have a $0.8 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of six years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Part IV, Item 15 of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)
Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B)
Changes in Internal Controls over Financial Reporting

        There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the members of our board of directors, all of whom together constitute the members of the board of directors of Blue Ridge Holding Corp., our parent. In addition, the table sets forth information regarding our executive officers and other senior officers, each of whom holds a similar office with our parent. Each of our directors will hold office until removal by the persons who designated him or her or, in the case of our chief executive officer, until he no longer serves as our chief executive officer. Our officers serve at the discretion of our board of directors.

Name	Age	Position
Richard A. Lozyniak	43	President, Chief Executive Officer and Director
John B. Wadsworth	53	Chief Financial Officer
Terry A. Huskey	47	Vice President and General Manager-Paper
Phillip E. Bowen	51	Vice President and General Manager-Packaging
Robert M. Shanahan	46	Vice President-Manufacturing & Mill Management
Jay Bernstein	29	Director
William E. Bowes	45	Director
Robert L. Carver	62	Director
Stephen E. Hoey	46	Director
Eugene J. Keilin	62	Chairman of the Board
Christa K. Kelson	32	Director
Raquel V. Palmer	32	Director
Michael G. Psaros	37	Director
David P. Shapiro	43	Director
Romaine L. Wilson	48	Director

        Richard A. Lozyniak has been our president and chief executive officer since December 31, 2002. He previously was our chief financial officer from June 1999 until December 2000 and thereafter our chief operating officer from December 2000 to December 2002. Mr. Lozyniak became a member of our board of directors upon assuming his role as chief executive officer in January 2003. He was formerly senior vice president of Capital Funding with GE Capital, from March 1998 to June 1999.

        John B. Wadsworth has been our chief financial officer since December 2000. Prior to that, he was our corporate controller from August 1999 to December 2000. He was previously employed as mill controller by us from our inception until August 1999 and by the predecessor owner of the mill, Champion International Corporation, from August 1988 to August 1999.

        Terry A. Huskey has been our vice president and general manager of our paper segment since December 2000. He was previously employed by us and the predecessor owner of the mill, Champion International Corporation, from August 1997 to December 2000 as director of product development.

        Phillip E. Bowen has been our vice president and general manager of our packaging segment since December 2000. He was previously employed by us as vice president, Business Development, from September 1999 to December 2000, and was employed by us from our inception to September 1999 and by the predecessor owner of the mill, Champion International Corporation, as plant manager, Waynesville facility, from September 1994 to September 1999.

        Robert M. Shanahan has been our vice president of manufacturing and mill management at the Canton mill since August 2001. Mr. Shanahan previously was employed by the predecessor owner of the mill, Champion International Corporation, in various positions, including operations manager (June 2000 to August 2001) and operations coordinator (1997 to June 2000).

        Jay Bernstein has been a member of our board of directors since January 28, 2005 and is a KPS designee. Mr. Bernstein replaced Stephen W. Presser as a member of the board and KPS designee. Mr. Bernstein joined KPS in 1999 as a vice president and is currently a senior vice president of KPS. Mr. Bernstein is a director of Speedline Technologies, Inc., a manufacturer of product solutions for the electronics assembly and semiconductor packaging industries (Speedline) and Blue Heron Paper Company, a manufacturer of newsprint, rebrite and other groundwood paper products (Blue Heron). Prior to joining KPS, Mr. Bernstein was an investment banker at Schroders.

        William E. Bowes has been a member of our board of directors since January 1, 2004 and is a union designee. He has been employed by us or the predecessor owner of the mill, Champion International Corporation, as a clamp truck operator since 1977.

        Robert L. Carver has been a member of our board of directors since September 8, 2003 and is a union designee. He has been employed by us or the predecessor owner of the mill, Champion International Corporation, as a shipping clerk and in similar capacities since 1963.

        Stephen E. Hoey has been a member of our board of directors since March 8, 2005 and is a KPS designee. Mr. Hoey replaced Philip Von Burg as a member of the board and KPS designee. Mr. Hoey has been the chief financial officer of KPS since April 2004. Between July 2001 and March 2004, Mr. Hoey was the chief financial officer of the Quantum Industrial Family of Funds managed by Soros Private Funds Management. Prior to joining Soros, he was the chief financial officer at Stonington Partners, Inc.

        Eugene J. Keilin has been chairman of our board of directors since our inception and is a KPS designee. Mr. Keilin founded Keilin & Co. LLC (K&Co.), an investment banking firm specializing in providing advisory services in connection with financial restructuring and bankruptcy transactions, in 1990 and co-founded KPS, a private equity fund focused on constructive investing in restructurings, turnarounds, bankruptcies and other special situations, in 1997. He is currently a managing principal of KPS and of K&Co. Mr. Keilin serves as a director of Blue Heron; Genesis Worldwide II, Inc., a capital goods manufacturer servicing all segments of the metals industry (Genesis); Speedline; Wire Rope Corporation of America, a producer of wire rope products (Wire Rope) and AmeriCast Technologies, Inc., a manufacturer of highly-engineered steel and iron sand castings, machine components and assemblies (AmeriCast). He is also a director for The Segal Company and Air America Corp. Prior to founding K&Co., Mr. Keilin was a general partner of Lazard Freres & Co.

        Christa K. Kelson has been a member of our board of directors since January 1, 2004 and is the designee of the salaried employees. She has been employed by us as a plant controller since February 2005 and was a senior cost analyst from March 2002 until January 2005. She was previously employed as a senior accountant by the InterCept Group from August 2001 to March 2002 and a payroll director/senior accountant by the University of Utah Health Network. Between January 2000 and May 2001, Ms. Kelson completed her MBA at the University of Tennessee.

        Raquel V. Palmer has been a member of our board of directors since our inception and is a KPS designee. Ms. Palmer is a principal of KPS. Ms. Palmer has been with KPS since the fund's inception. Ms. Palmer serves as a director of Blue Heron and Wire Rope. Immediately prior to joining KPS, Ms. Palmer was an investment banker with Kidder, Peabody & Co.

        Michael G. Psaros has been a member of our board of directors since our inception and is a KPS designee. Mr. Psaros co-founded KPS in 1998 and is currently a managing principal of KPS. He is a director of Blue Heron, Wire Rope and Speedline and is chairman of the board of Genesis and AmeriCast. Prior to joining KPS, Mr. Psaros was an investment banker with Bear, Stearns & Co., Inc.

        David P. Shapiro has been a member of our board of directors since our inception and is a KPS designee. Mr. Shapiro co-founded KPS and is currently a managing principal of KPS. Mr. Shapiro is chairman of the board of directors of Blue Heron, Speedline and Wire Rope and serves as a director of Genesis and AmeriCast. Prior to joining KPS, Mr. Shapiro was an investment banker at Drexel Burnham Lambert Incorporated and Dean Witter Reynolds, Inc.

        Romaine L. Wilson has been a member of our board of directors since January 1, 2004 and is a union designee. She has been employed by us or the predecessor of the mill, Champion International Corporation, as a quality control inspector since 1979.

Stockholders Agreement

        Pursuant to a Stockholders Agreement dated as of May 14, 1999, entered into by and among Blue Ridge Holding Corp., our parent, and certain stockholders, our board of directors is to consist of a total of 11 members, of which three individuals are designated by the Paper, Allied Industrial, Chemical and Energy Workers International Union and one individual is designated by our salaried workers. Six of the seats on our board of directors are filled by designees of KPS, a majority stockholder (and its affiliate, KPS Supplemental Fund), and the remaining seat is held by our chief executive officer. We believe that this arrangement permits our plant employees to be represented on the board of directors both as our employees and as stockholders of our parent, thereby enhancing our employees' alignment with the other stockholders of our parent.

Compensation Committee Interlocks and Insider Participation

        There are no compensation committee interlocks (i.e., no executive officer of ours or of our parent serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors or our parent's board of directors).

Board of Directors and Committees

        The board of directors held five meetings during 2004 and took action by written consent on six occasions. During 2004, directors then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he or she was a director and the total number of meetings held by all of the committees of the board of directors on which he or she served. The only standing committee of the board of directors is an audit committee, which was formed in February 2004.

  Audit Committee

        David P. Shapiro and Stephen E. Hoey are members of the audit committee. This committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that Mr. Hoey is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

  Compensation Committee

        Our board of directors established the compensation committee in March of 2005. Michael G. Psaros and Raquel V. Palmer are members of the compensation committee. The committee has the full power and authority to interpret the provisions and supervise the administration of the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan of our parent, including the determination of awards to be granted thereunder, and any and all other power and authority to review, interpret and/or administer compensation and benefit programs as may be delegated by our board of directors (or the board of directors of our parent) to the compensation committee from time to time.

Code of Ethics

        We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics). A copy of the Code of Ethics has been filed as Exhibit 14.1 to this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information regarding compensation for fiscal years ended December 31, 2004 and December 31, 2003 awarded to, earned by or paid to our chief executive officer, and the other four most highly compensated executive officers:

		Annual Compensation(1)					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Unit Award ($)	All Other Compensation ($)
Richard A. Lozyniak President and Chief Executive Officer	2004 2003	$ $	325,000 325,000	$ $	150,000 260,000	— —	— (4)	$ $	15,124(2 16,623(2	)(3) )(3)
John B. Wadsworth Chief Financial Officer	2004 2003	$ $	180,000 180,000	$ $	65,000 135,701	— —	— (4)	$ $	15,099(2 16,623(2	)(3) )(3)
Terry A. Huskey Vice President and General Manager—Paper	2004 2003	$ $	185,000 185,000	$ $	96,037 62,307	— —	— (4)	$ $	15,124(2 16,623(2	)(3) )(3)
Phillip E. Bowen Vice President and General Manager—Packaging	2004 2003	$ $	185,000 185,000	$ $	84,915 90,188	— —	— (4)	$ $	15,124(2 16,548(2	)(3) )(3)
Robert M. Shanahan Vice President Manufacturing & Mill Management	2004 2003	$ $	180,000 180,000	$ $	85,266 76,552	$12,436(5)	— (4)	$ $	15,124(2 16,623(2	)(3) )(3)

(1)
Includes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year. Excludes cash bonuses paid in the referenced year with respect to services rendered in the prior fiscal year.

(2)
Includes shares of common stock of our parent allocated to such individual's retirement account under the ESOP for 2004 valued for each individual at $13,864 and for 2003 valued at $15,183.

(3)
Includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Richard A. Lozyniak ($1,260 and $1,440), John B. Wadsworth ($1,235 and $1,440), Terry A. Huskey ($1,260 and $1,440), Phillip E. Bowen ($1,260 and $1,365) and Robert M. Shanahan ($1,260 and $1,400) for 2004 and 2003, respectively.

(4)
At December 31, 2004, certain named executive officers owned total shares of restricted stock of our parent as follows: Richard A. Lozyniak (63,000), John B. Wadsworth (12,000), Terry A. Huskey (5,500), Phillip E. Bowen (15,000) and Robert M. Shanahan (4,500), the estimated fair market value of which was $570,780, $108,720, $49,830, $135,900 and $40,770, respectively, as of such date. The Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc. is a tax-qualified defined benefit retirement plan that covers all salaried employees who have completed one year of service. Each of the named executive officers is eligible to participate in the pension plan. The pension plan provides for a retirement benefit based on a formula that takes into account a participant's years of credited service and final average earnings. Participants become fully vested in the plan after five years of service.

(5)
Includes payment to Mr. Shanahan in lieu of bridging his pension service from 1999 until 2001.

Pension Plan

        The Pension Plan Table below sets forth the estimated annual benefits payable under the pension plan upon a named executive officer's retirement at age 65, computed on the basis of a straight life annuity form of payment, for specified remuneration levels and years of service, prior to offset as described below.

PENSION PLAN TABLE(1)

	Years of Credited Service(3)
Final Average Earnings(2)
	10	15	20	25	30	35	40
$100,000	$13,031	$19,547	$26,063	$32,578	$39,094	$41,594	$44,094
$125,000	$17,199	$25,798	$34,398	$42,997	$51,596	$54,721	$57,846
$150,000	$21,366	$32,049	$42,733	$53,416	$64,099	$67,849	$71,599
$175,000	$25,534	$38,301	$51,068	$63,834	$76,601	$80,976	$85,351
$200,000	$29,701	$44,552	$59,403	$74,253	$89,104	$94,104	$99,104
$205,000	$30,535	$45,802	$61,070	$76,337	$91,604	$96,729	$101,854

(1)
Pension benefits shown in the Pension Plan Table are subject to offset for any benefits payable to the participant under the Champion International Corporation Salaried Retirement Plan #001 (or any successor plan). The Pension Plan Table does not reflect this offset.

(2)
A participant's final average earnings is equal to the greater of (i) the average of the highest five consecutive plan years of compensation paid during the nine plan years preceding the date of termination or (ii) the average of the final five consecutive plan years of compensation paid with the last period of earnings. A participant's years of credited service and compensation credited under the Champion International Corporation Salaried Retirement Plan #001 (or any successor plan) are recognized under our pension plan. Compensation refers to a participant's total pay received as an employee during a calendar year, including contributions to a 401(k) plan, any incentive plan awards, any lump sum salary adjustment, any taxable profit sharing distribution and any amount deferred pursuant to a cafeteria plan. Final average earnings do not include company contributions to any benefit plan, any relocation reimbursements, special awards or gross-up, any severance pay, expense reimbursements, tuition reimbursement, performance awards, special bonus awards or any vacation in lieu of funds. All salary and bonus reported in the Summary Compensation Table is included in the calculation of final average earnings. Compensation for benefit calculation purposes is limited to $205,000 for the year ending December 31, 2004 and is subject to statutory increases and cost-of-living increases in future years. The Pension Plan Table does not reflect future increases in the amount of pensionable earnings that may be taken into account under the pension plan. Had the named executive officers in the Summary Compensation Table retired as of December 31, 2004, their final average earnings would be as follows: Richard A. Lozyniak: $205,000; John B. Wadsworth: $205,000; Terry A. Huskey: $205,000; Phillip E. Bowen: $205,000; and Robert M. Shanahan: $205,000.

(3)
On December 31, 2004, the named executive officers in the Summary Compensation Table had the following approximate years of credited service: Richard A. Lozyniak: 5.5; John B. Wadsworth: 26.2; Terry A. Huskey: 25.5; Phillip E. Bowen: 25.8; and Robert M. Shanahan: 3.4.

Compensation of Directors

        Members of our and our parent's board of directors do not receive director's fees or other compensation for services as directors. All members of our and our parent's board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board.

Employment Agreements

        We have employment agreements with Messrs. Lozyniak, Wadsworth, Bowen and Huskey, each dated as of March 21, 2005, and an employment agreement with Mr. Shanahan, dated as of July 16, 2001. Pursuant to these agreements, Mr. Lozyniak serves as president and chief executive officer at a base salary of $325,000; Mr. Wadsworth serves as chief financial officer at a base salary of $180,000; Mr. Bowen serves as vice president and general manager, packaging, at a base salary of $185,000; Mr. Huskey serves as vice president and general manager, paper, at a base salary of $185,000; and Mr. Shanahan serves as vice president of manufacturing & mill management at the Canton mill at a base salary of $180,000. The employment agreements for Messrs. Lozyniak, Wadsworth, Bowen and Huskey provide that each individual is eligible for annual cash bonuses during the employment term in accordance with the Blue Ridge Paper Products Performance Incentive Plan as the same may be in effect from time to time. The employment agreement for Mr. Shanahan provides that he is eligible for annual cash bonuses during the employment term, the amount of which depends upon whether we achieve certain business objectives.

        The employment agreements for Messrs. Lozyniak, Wadsworth, Bowen and Huskey each have a term of three years and will expire on March 21, 2008; provided, however, that the employment term will automatically be renewed for successive additional one-year periods unless either party to the agreement gives at least 30 days' prior written notice of non-renewal before the end of the then-current employment term. The employment agreement for Mr. Shanahan has a term of five years and will expire on July 31, 2006. Each of the employment agreements can be terminated earlier by us with or without "cause" or by the executive with or without "good reason" (each as defined in the employment agreement). Upon a termination by us without "cause" or by the executive for "good reason," the executive will be entitled to receive certain severance payments and continued benefits for a specified period of time following such termination. The definition of "good reason" in the employment agreement for Mr. Shanahan includes a sale of the company to a third party not acceptable to Mr. Shanahan upon a 60-day written notice after the effective date of the sale. In addition, each of the employment agreements (other than for Mr. Shanahan) provides that, if, within 12 months of a "change of control" (as defined in the employment agreement), an executive's employment is terminated by us or the executive (including a termination by us for cause or by the executive for good reason), the executive will be entitled to certain severance payments and continued benefits for one year following such termination, except that the obligations described with respect to a "change of control" will be satisfied by the payment of any amounts with respect to a termination without "cause" or for "good reason" as described above.

Employee Stock Unit Award Agreements

        Our parent, Blue Ridge Holding Corp., has granted our named executive officers restricted stock units relating to the following number of shares of its common stock: Richard A. Lozyniak: 63,000; John B. Wadsworth: 12,000; Terry A. Huskey: 5,500; Phillip E. Bowen: 15,000; and Robert M. Shanahan: 4,500. These restricted stock units vest according to a vesting schedule specified in the agreement evidencing the grant, provided that the executive remains continuously employed through each vesting date.

        Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the executives after the occurrence of certain events specified in the agreement evidencing the grant, including the executive's termination of employment for any reason and an initial public offering. To the extent that shares are not delivered to the executive by June 30, 2006, the executive may elect to receive the stock certificates on and after that date. Any shares delivered shall be subject to the terms and conditions (including the limitations on transferability) of a Stockholders Agreement dated as of May 14, 1999, entered into by and among our parent and certain stockholders. In certain circumstances, our parent has the right, but not the obligation, to repurchase shares from the executives and the executive (or his or her estate or legal representative) may cause our parent to purchase shares of common stock held by the executive in accordance with the terms of the agreement evidencing the grant.

2005 Employee Stock Unit Plan

        In March 2005, the board of directors of our parent adopted the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan. The plan authorizes a total of 250,000 restricted stock units to be awarded to selected management employees, as determined by the Compensation Committee of our board of directors. No single individual is eligible to receive more than ten percent of all restricted stock units available for grant under the plan. Awards under the plan may be granted at any time prior to the fifth anniversary of the date of adoption by the Compensation Committee. Each award under the plan will be evidenced by a grant agreement.

        The form of grant agreement currently adopted for use under the plan provides that awards will vest ratably in installments on each of the first five anniversaries of the date of grant, subject to immediate vesting upon a change in control (as defined in the award agreement). In addition, upon a termination of employment by reason of death or disability, by the Company without cause, or by the employee for good reason, any unvested portion of outstanding awards will vest ratably on a daily basis. The award agreement also provides that all unvested awards will immediately expire upon a termination for cause or a voluntary resignation.

        Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the participants after the occurrence of certain events specified in the agreement evidencing the grant, including the participant's termination of employment for any reason and the date 18 months after an initial public offering. To the extent that shares are not delivered to the participant by the fifth anniversary of the date of grant, at which time all restricted units will be vested under the award agreement, the participant shall receive the stock certificates within 30 days after such occurrence. Any shares delivered shall be subject to the terms and conditions (including the limitations on transferability) of a Stockholders Agreement dated as of May 14, 1999, entered into by and among our parent and certain stockholders. After a termination of a participant's employment and upon certain other events, our parent has the right, but not the obligation, to repurchase shares from the participants. Following the fifth anniversary of the date of grant or an earlier termination by reason of death or disability, our parent shall be obligated under the award agreement, except in specified circumstances including following an initial public offering, to purchase any outstanding shares of common stock the participant received pursuant to a plan award. As a condition to receipt of an award, the shares evidenced by it, or payment for those shares, participants in the plan may be required by the Compensation Committee to certify that they have not disparaged, competed with, or solicited the employees, customers or suppliers of, us, our parent or our parent's affiliates and have not disclosed any confidential information. An award may be subject to forfeiture if the participant violates those obligations.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

        We are a wholly owned subsidiary of Blue Ridge Holding Corp. As of the date of this report, our parent's outstanding capitalization consisted of 10,729,552 shares of common stock, par value $0.01 per share, and 3,452 shares of Series A Preferred Stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of our parent's capital stock as of February 15, 2005 by:

  •
  each person who is known by us to beneficially own more than 5% of the outstanding shares of capital stock;

  •
  each executive officer named in the Summary Compensation Table, each of whom holds a similar office with our parent;

  •
  each member of our board of directors, all of whom together constitute the members of the board of directors of our parent; and

  •
  all members of our board of directors and executive officers as a group.

        To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the shares of capital stock owned, unless otherwise noted.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Total Common Stock (%)	Number of Shares of Preferred Stock		Percentage of Total Preferred Stock (%)
KPS Special Situations Fund, L.P(1)	6,120,750	(2)	57.0%	3,091	(3)	89.5%
GE Capital CFE, Inc. (formerly known as CFE, Inc.)(4)	683,250		6.4%	345		10.0%
Richard A. Lozyniak(5)	39,645	(6)	*	16		*
John B. Wadsworth(5)	7,470	(7)	*	—		—
Terry A. Huskey(5)	7,574	(7)	*	—		—
Phillip E. Bowen(5)	8,029	(7)	*	—		—
Robert M. Shanahan(5)	5,881	(7)	*	—		—
William E. Bowes(5)	1,603	(7)	*	—		—
Robert L. Carver(5)	2,331	(7)	*	—		—
Eugene J. Keilin(1)	6,120,750	(1)	57.0%	3,091	(1)	89.5%
Christa K. Kelson(5)	969	(7)	*	—		—
Raquel V. Palmer(1)	—		—	—		—
Stephen W. Presser(1)	—		—	—		—
Michael G. Psaros(1)	6,120,750	(1)	57.0%	3,091	(1)	89.5%
David P. Shapiro(1)	6,120,750	(1)	57.0%	3,091	(1)	89.5%
Philip Von Burg(1)	—		—	—		—
Romaine L. Wilson(5)	1,896	(7)	*	—		—
All directors and executive officers as a group (15 persons)	6,196,148	(6)	57.7%	3,452		90.0%

*
Represents less than 1%.

(1)
The address for KPS Special Situations Fund, L.P. and its affiliate, KPS Supplemental Fund, L.P., and for each member of our board of directors designated by KPS is c/o KPS Special Situations Fund, L.P, 200 Park Avenue, New York, New York 10166. The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company. KPS Investors is controlled by

  Messrs. Keilin, Psaros and Shapiro, each of whom serves as one of our directors. Mr. Keilin is chairman of our board of directors. Each of Messrs. Keilin, Psaros and Shapiro is a principal of KPS and a member and manager of KPS Investors and, as such, has shared voting and investment power as to the shares of capital stock owned directly or indirectly by each of KPS and KPS Investors. Each of Messrs. Keilin, Psaros and Shapiro disclaims beneficial ownership with respect to the shares held by KPS and its affiliate, KPS Supplemental Fund.

(2)
Includes 1,500,000 shares of common stock owned directly by its affiliate, KPS Supplemental Fund.

(3)
Includes 758 shares of Series A Preferred Stock owned directly by its affiliate, KPS Supplemental Fund.

(4)
The address for GE Capital CFE, Inc. is 201 High Ridge Road, Stamford, Connecticut 06927.

(5)
The address for each of our named executive officers and each member of our board of directors other than the KPS designees is c/o Blue Ridge Paper Products Inc., 41 Main Street, P.O. Box 1429, Canton, North Carolina 28716.

(6)
Includes shares of common stock held indirectly as a participant in the ESOP.

(7)
Consists solely of shares of common stock held as a participant in the ESOP.

Employee Stock Ownership Plan

        As part of the formation of our company in 1999, our parent created an Employee Stock Ownership Plan. Each year shares of common stock of our parent are issued to employees under the ESOP. On a fully diluted basis and not giving effect to the retirement of any employees, employees would own 40% of our parent by May 13, 2006. Employees working at our Richmond facility that was acquired in 2000 do not currently participate in the ESOP. The ESOP provides that, to the extent the shares of common stock held in the plan accounts have not yet become readily tradable on an established market, participants can require our parent to repurchase the shares of common stock held in their retirement plan accounts over a five-year period (commencing one year after termination, except for immediate commencement in the case of death) (i) upon their retirement of disability or (ii) six years after their termination of employment for reasons other than retirement or disability. As such, we have recorded an obligation to redeem ESOP shares of $35.3 million and $32.4 million as of December 31, 2004 and 2003, respectively. The dollar amount of our obligations to redeem ESOP shares is determined by multiplying the per share value of our parent's common stock as periodically determined by an independent appraiser, by the number of shares of our parent's common stock eligible for redemption at the time of computation. As of December 31, 2004, the appraised value of our parent's common stock was $9.06 per share, which is the basis for the computation shown above for December 31, 2004.

Table of Equity Compensation Plans

        The following table sets forth information with respect to compensation plans adopted by our parent, Blue Ridge Holding Corp., under which shares of common stock of our parent are authorized and issued or issuable to certain of our employees:

			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights
		Weighted-average exercise price of outstanding options, warrants and rights
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	1,019,745
Total	—	—	1,019,745

(1)
Includes 982,356 shares of common stock of our parent available for future issuance under the ESOP Plan and 37,389 shares of common stock of our parent available for future issuance of stock unit awards under certain stock unit award agreements. A summary of the terms of each of the aforementioned plans is included in Item 11 under "Employee Stock Unit Award Agreements" and in Item 12 under Employee Stock Ownership Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We entered into a Management Services Agreement with KPS Special Situations Fund, L.P., a majority stockholder of our parent, dated as of May 14, 1999, wherein KPS agreed to provide us with advisory and management services. In consideration for such services, we agreed to pay KPS an amount equal to 0.5% of our parent's consolidated gross revenue each quarter, such amount not to exceed $3.0 million in any fiscal year. Due to certain restrictions in our credit agreement, since September 2001, the management fee was accrued but not paid, with the accrued balance to be paid out upon termination of the agreement. Effective as of October 1, 2003, we assigned the obligations under the agreement to our parent with the result that the management fee ceased to be one of our legal obligations. On January 28, 2005, the Management Services Agreement between KPS and our parent was amended to terminate any future management fees to KPS, effective January 1, 2005. Any accrued and unpaid management fees as of December 31, 2004 remain payable by our parent to KPS. We are prohibited from paying these accrued fees under the terms of the indenture governing the notes issued by us on December 17, 2003 and our working capital facility.

        In addition, we have entered into a working capital facility with General Electric Corporation, an affiliate of which is one of our parent's stockholders, as agent and lender. See "Capital and Liquidity Resources" for further description of the working capital facility.

        See "Management—Stockholders Agreement" and "—Employment Agreements" for information on other agreements relating to management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes fees billed to us by our independent certified public accountants for the fiscal years ended 2004 and 2003:

	2004	2003
Audit Fees	$285,000	$808,500
Audit-Related Fees	$35,000	$30,000
Tax Fees	$—	$—
All Other Fees	$99,750	$—
Total	$419,750	$838,500

Audit Fees

        Fees to KPMG LLP for audit services totaled approximately $285,000 (including expenses) in 2004, including fees associated with the 2004 annual audit, as well as a review of our quarterly reports on Form 10-Q for the year and services rendered in connection with the filing of SEC registration statements. Fees for audit services to KPMG LLP totaled approximately $808,500 (including expenses) in 2003, including fees associated with the 2003 annual audit, as well as a review of our quarterly reports for the year and services rendered in connection with the issuance of the 9.5% senior subordinated notes that we issued on December 17, 2003 and accounting and reporting consultations.

Audit-Related Fees

        Fees to KPMG LLP for audit-related services totaled approximately $35,000 (including expenses) in 2004. In 2004, audit-related services consisted of fees for audits of certain employee benefit plans. Fees to KPMG LLP for audit-related services totaled approximately $30,000 (including expenses) in 2003. In 2003, audit-related services consisted of fees for audits of certain employee benefit.

All Other Fees

        Fees to KPMG LLP for all other services totaled approximately $99,750 in 2004. Fees consisted of services rendered in connection with due diligence services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1), a(2)     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Signatures and Power of Attorney.

        (b)   Exhibits.

        The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1
Certificate of Incorporation of Blue Ridge Paper Products Inc. (the "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

3.3
Limited Liability Company Articles of Organization of BRPP, LLC ("BRPP") (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
3.4	Operating Agreement of BRPP (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
4.1
Indenture, dated as of December 17, 2003, by and among the Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
4.2	Form of 9.5% Senior Secured Exchange Note due 2008 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
4.3	Form of Guarantee, included in Exhibit 4.2 hereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
4.4
Registration Rights Agreement, dated as of December 17, 2003, by and among the Company, BRPP and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.1
Credit Agreement, dated as of December 17, 2003, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.2
Purchase Agreement, dated as of December 10, 2003, by and between the Company and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.3
Management Services Agreement, dated as of May 14, 1999, between KPS Management, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.4
Amendment and Assignment Agreement, effective as of October 1, 2003, by and among KPS Management, LLC, Blue Ridge Holding Corp. ("Holding") and the Company (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.5
License Agreement, dated May 14, 1999, by and between Champion International Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.6
Master Equipment Lease Agreement, dated as of June 25, 2003, by and between Key Equipment Finance and the Company (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.7
Master Lease, dated September 1, 1994, between General Electric Capital Corporation, as lessor, and Champion International Corporation, as lessee (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.8	The Company's Employee Stock Ownership Plan, dated May 14, 1999 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.9
Stockholders' Agreement, dated as of May 14, 1999, between Holding, KPS Special Situations Fund, L.P. and other signatories thereto (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.10*	Employment Agreement, dated March 21, 2005, between the Company and Richard A. Lozyniak
10.11*	Employment Agreement, dated March 21, 2005, between the Company and Phillip E. Bowen
10.12
Employment Agreement, dated July 16, 2001, between the Company and Robert M. Shanahan (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.13*	Employment Agreement, dated March 21, 2005, between the Company and John B. Wadsworth
10.14
Form of Series A Restricted Stock Unit Award Agreement, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.15
Form of Series B Restricted Stock Option Award, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.16
Form of Series C and Series D Restricted Stock Unit Award, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.17
Retirement Plan for Salaried Employees of the Company, effective May 14, 1999 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.18*	Agreement for Purchase and Sale of Coal, dated July 1, 2004, by and between Diversified Energy, Inc. and the Company
10.19
Wood Chip Supply Agreement, dated May 14, 1999, by and between Champion International Corporation and the Company (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.20
Wood Chip Purchasing Agreement, dated April 10, 2002, between the Company and Louisiana-Pacific (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.21
Extension of Chip Purchase Agreement, made December 17, 2002, between the Company and Suncrest Land and Timber Company (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.22
Agreement for the Purchase and Sale of Pulp, dated January 1, 2003, between Weyerhaeuser Company and the Company (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))
10.23*
Amendment No. 1 to the Credit Agreement, dated as of February 17, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto
10.24
Amendment No. 2 to the Credit Agreement, dated as of September 15, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated September 21, 2004)
10.25
Amendment No. 3 to the Credit Agreement, dated as of October 8, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 12, 2004)
10.26
Amendment No. 4 to the Credit Agreement, dated as of October 8, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated October 12, 2004)
10.27
Amendment No. 5 to the Credit Agreement, dated as of December 21, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated December 27, 2004)
10.28*	Employment Agreement, dated March 21, 2005, between the Company and Terry A. Huskey
10.29*	Blue Ridge Paper Products Inc. 2005 Employee Stock Unit Plan (the "2005 Unit Plan")
10.30*	Form of Restricted Stock Unit Award Agreement pursuant to the 2005 Unit Plan
14.1*	Code of Ethics
21.1*	List of Subsidiaries of the Company
24.1*	Powers of Attorney (included on signature pages)
31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1
Amendment to Management Services Agreement between Holding and KPS Management, LLC, dated as of January 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, dated February 1, 2005)

*
Filed herewith.

        (c)   See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.
By:	/s/ RICHARD A. LOZYNIAK Richard A. Lozyniak President and Chief Executive Officer

Date: March 22, 2005

        Each of the undersigned officers and directors of Blue Ridge Paper Products Inc. hereby constitutes and appoints Richard A. Lozyniak and John B. Wadsworth, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the date indicated above.

Signature		Title

By:	/s/ RICHARD A. LOZYNIAK Richard A. Lozyniak	President (Principal Executive Officer), Director
By:	/s/ JOHN B. WADSWORTH John B. Wadsworth	Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ JAY BERNSTEIN Jay Bernstein	Director
By:	/s/ WILLIAM E. BOWES William E. Bowes	Director
By:	/s/ ROBERT L. CARVER Robert L. Carver	Director
By:	/s/ STEPHEN E. HOEY Stephen E. Hoey	Director

By:	/s/ EUGENE J. KEILIN Eugene J. Keilin	Chairman of the Board
By:	/s/ CHRISTA K. KELSON Christa K. Kelson	Director
By:	/s/ RAQUEL V. PALMER Raquel V. Palmer	Director
By:	/s/ MICHAEL G. PSAROS Michael G. Psaros	Director
By:	/s/ DAVID P. SHAPIRO David P. Shapiro	Director
By:	/s/ ROMAINE L. WILSON Romaine L. Wilson	Director

The foregoing constitutes a majority of the directors.

BLUE RIDGE PAPER PRODUCTS INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blue Ridge Paper Products Inc.

        We have audited the accompanying consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Paper Products Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Greenville, South Carolina
March 7, 2005

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Balance Sheets
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
Assets
Current assets:
Cash	$2,466	$2,123
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,820 and $2,621 in 2004 and 2003, respectively	45,814	42,646
Inventories	47,006	59,063
Prepaid expenses	1,715	1,112
Insurance proceeds receivable	10,539	—
Income tax receivable	76	32
Deferred tax asset	4,256	4,430

Total current assets	111,872	109,406

Property, plant, and equipment, net	187,336	192,671
Deferred financing costs, net	6,491	7,443
Other assets	55	62

Total assets	$305,754	$309,582

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Current portion of senior debt	$39	$37
Current portion of capital lease obligation	603	474
Accounts payable	44,521	35,748
Accrued expenses and other current liabilities	33,742	33,109
Interest payable	1,655	1,495

Total current liabilities	80,560	70,863

Senior debt, net of current portion	144,075	134,898
Parent Pay-In-Kind (PIK) Senior Subordinated Note	40,681	37,124
Capital lease obligations	1,484	1,359
Pension and postretirement benefits	21,211	19,109
Deferred tax liability	4,256	4,430
Other liabilities	1,271	2,824

Total liabilities	293,538	270,607

Obligation to redeem ESOP shares	35,257	32,389
Obligation to redeem restricted stock units of Parent	2,119	2,519
Commitments and contingencies (See notes)
Stockholder's equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2004 and 2003, respectively)	—	—
Additional paid-in capital	51,400	47,344
Accumulated deficit	(65,374)	(34,125)
Unearned compensation	—	(88)
Accumulated other comprehensive loss	(4,524)	(3,370)

	(18,498)	9,761
Receivable from Parent	(6,662)	(5,694)

Total stockholder's equity (deficit)	(25,160)	4,067

Total liabilities and stockholder's equity (deficit)	$305,754	$309,582

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Net sales	$474,229	$468,636	$467,781
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	437,647	427,583	410,577
Depreciation and amortization	16,416	16,359	15,769
Flood-related loss and repairs	22,082	—	—
Insurance recoveries	(20,000)	—	—

Gross profit	18,084	24,694	41,435

Selling, general and administrative expenses	26,023	27,777	22,408
Depreciation and amortization	1,821	1,769	1,705
Insurance recoveries	(539)	—	—
ESOP expense	6,523	7,200	8,122
Profit-sharing expense	—	—	161
Gain on sale of assets	(1,679)	(3,796)	(74)

Operating profit (loss)	(14,065)	(8,256)	9,113

Other income (expense):
Interest income	10	—	2
Interest expense, excluding amortization of deferred financing costs	(15,964)	(14,148)	(12,580)
Amortization of deferred financing costs	(1,230)	(4,934)	(1,312)

	(17,184)	(19,082)	(13,890)

Loss before income taxes	(31,249)	(27,338)	(4,777)
Income tax	—	—	—

Net loss	$(31,249)	$(27,338)	$(4,777)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Loss
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Unearned compensation	Accumulated other comprehensive loss	Receivable from Parent	Total
Balances, December 31, 2001	$—	41,739	(2,010)	(508)	(657)	(3,387)	35,177
Net loss	—	—	(4,777)	—	—	—	(4,777)
Recognition of additional minimum pension liability	—	—	—	—	(1,865)	—	(1,865)

Comprehensive loss							(6,642)

Issuance of Parent restricted stock units	—	517	—	(517)	—	—	—
Change in obligation to redeem restricted stock compensation of Parent	—	(703)	—	—	—	—	(703)
Investment by Parent to fund ESOP	—	8,122	—	—	—	—	8,122
Change in obligation to redeem ESOP shares	—	(6,564)	—	—	—	—	(6,564)
Modification of restricted stock award	—	392	—	(392)	—	—	—
Amortization of vested restricted stock compensation	—	—	—	757	—	—	757
Purchase of Parent common and preferred stock	—	—	—	—	—	(1,320)	(1,320)
Capital contribution by Parent through forgiveness of accrued management fees	—	477	—	—	—	—	477

Balances, December 31, 2002	$—	43,980	(6,787)	(660)	(2,522)	(4,707)	29,304
Net loss	—	—	(27,338)	—	—	—	(27,338)
Recognition of additional minimum pension liability	—	—	—	—	(848)	—	(848)

Comprehensive loss							(28,186)

Issuance of Parent restricted stock units	—	11	—	(11)	—	—	—
Change in obligation to redeem restricted stock compensation of Parent	—	(35)	—	—	—	—	(35)
Investment by Parent to fund ESOP	—	7,200	—	—	—	—	7,200
Change in obligation to redeem ESOP shares	—	(3,657)	—	—	—	—	(3,657)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	(155)	—	583	—	—	428
Purchase of Parent common and preferred stock	—	—	—	—	—	(987)	(987)

Balances, December 31, 2003	$—	$47,344	$(34,125)	$(88)	$(3,370)	$(5,694)	$4,067
Net loss	—	—	$(31,249)	—	—	—	(31,249)
Recognition of additional minimum pension liability	—	—	—	—	(1,154)	—	(1,154)

Comprehensive loss							(32,403)

Change in obligation to redeem restricted stock compensation of Parent	—	401	—	—	—	—	401
Investment by Parent to fund ESOP	—	6,523	—	—	—	—	6,523
Change in obligation to redeem ESOP shares	—	(2,868)	—	—	—	—	(2,868)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	88	—	—	88
Purchase of Parent common and preferred stock	—	—	—	—	—	(968)	(968)

Balances, December 31, 2004	$—	$51,400	$(65,374)	$—	$(4,524)	$(6,662)	$(25,160)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(31,249)	$(27,338)	$(4,777)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,237	18,128	17,474
Asset impairment due to flood-related losses	706	—	—
Compensation expense for Parent restricted stock	88	428	757
Amortization of deferred financing costs	1,230	4,934	1,312
ESOP expense	6,523	7,200	8,122
Gain on sale of assets	(1,679)	(3,796)	(74)
Forgiveness of accrued management fee	—	—	477
Parent PIK Senior Subordinated Note for interest	3,504	3,777	3,482
Changes in operating assets and liabilities:
Accounts receivable, net	(3,168)	1,664	(6,047)
Inventories	12,057	(165)	(5,715)
Prepaid expenses	(603)	420	1,887
Insurance proceeds receivable	(10,539)	—	—
Income tax receivable	(44)	(1)	1,572
Accounts payable	8,773	(5,168)	4,747
Accrued and other current liabilities	2,248	7,089	2,881
Interest payable	213	(1,260)	1,342
Pension and postretirement benefits	948	1,447	250
Other assets and liabilities	(1,545)	404	841

Net cash provided by operating activities	5,700	7,763	28,531

Cash flows used in investing activities:
Additions to property, plant, and equipment	(13,377)	(12,377)	(18,306)
Proceeds from sale of property, plant, and equipment	2,198	6,013	1,227

Net cash used in investing activities	(11,179)	(6,364)	(17,079)

Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(968)	(987)	(246)
Payments on separation notes payable	(1,615)	(2,453)	(1,409)
Proceeds from borrowings under line of credit	141,485	122,374	141,728
Repayment of borrowings under line of credit	(132,270)	(148,440)	(136,816)
Cash paid for refinancing credit facilities	(278)	(9,694)	(696)
Proceeds from issuance of long term debt	—	125,818	—
Payments on PIK Note	—	(7,000)	—
Repayments of long-term debt and capital lease obligations	(532)	(79,226)	(14,697)

Net cash provided by (used in) financing activities	5,822	392	(12,136)

Net increase (decrease) in cash	343	1,791	(684)
Cash, beginning of period	2,123	332	1,016

Cash, end of period	$2,466	$2,123	$332

Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest	$13,068	$12,420	$8,106
Noncash investing and financing activities:
Conversion of accrued interest to note payable	3,557	3,718	3,405
Issuance of restricted stock units	—	11	517
Separation notes payable	—	983	1,074
Equipment acquired through capital lease	750	1,650	—

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

(1)    Organization and Business

        Blue Ridge Paper Products Inc. (the Company) is a wholly owned subsidiary of Blue Ridge Holding Corp. (the Parent), a Delaware corporation. BRPP, LLC is a wholly owned subsidiary of the Company. The Company began operations on May 14, 1999. On that date, the "Canton System" was purchased from International Paper Company, formerly known as Champion International Corporation (International Paper), for approximately $200,000 (the Canton System Acquisition). Blue Ridge Paper Products Inc. is an integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.

(2)    Summary of Significant Accounting Policies and Practices

  (a) Principles of Accounting

        The Company utilizes accounting principles generally accepted in the United States of America, under which the Company is allocated certain expenditures and obligations of the Parent in accordance with "push down" accounting. The impact of certain transactions at the parent company level, including equity-based compensation through restricted stock awards and Employee Stock Ownership Plan (ESOP) transactions, and the Parent PIK Senior Subordinated Note are recorded at the operating subsidiary (the Company) level.

  (b) Principles of Consolidation

        The consolidated financial statements include the accounts and results of operations of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. BRPP LLC had no assets or liabilities and did not record any financial transactions in 2004, 2003 and 2002.

  (c) Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount generally and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has ten major customers that accounted for 42.9%, 44.5% and 45.5% of total net sales of continuing operations for fiscal years 2004, 2003 and 2002, respectively.

  (d) Inventories

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

  (e) Property, Plant, and Equipment

        Property, plant, and equipment is recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Replacements and significant improvements of major units of property are capitalized using a project threshold basis in accordance with Company policy. In addition, interest is capitalized for projects during the period of construction. Maintenance, repairs, and minor replacements are expensed as incurred.

Land improvements	10–24 years
Buildings and improvements	3–40 years
Machinery and equipment	5–35 years
Software and computer equipment	3–5 years
Office equipment	6–10 years

        Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the lease term or estimated useful life of the asset.

  (f) Self-Insurance

        The Company is self-insured for all employee medical and dental insurance claims, as well as workers' compensation claims up to certain stop-loss provisions. Amounts in excess of self-insured levels are fully insured. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported.

  (g) Deferred Financing Costs

        The Company capitalizes its costs to obtain financing, including costs to amend existing credit facilities. These costs are amortized using the effective interest rate method over the term of the related borrowings.

  (h) Income Taxes

        The Company files a consolidated tax return with its Parent. Income taxes are computed as if the Company were filing a separate tax return.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

  (i) Pension and Other Postretirement Plans

        The Company has a defined benefit pension plan for salaried employees. The benefits are based on years of service and annual compensation forecasts. The cost of this program is being funded currently through contributions to an independently managed trust.

        The Company also sponsors an unfunded defined benefit health care plan for substantially all retirees and employees. The Company accrues the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits.

  (j) Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities. Interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. The Company issued $125,000 of 9.5% Senior Secured Notes due in 2008 (the Notes) in December 2003. The approximate fair value of the Notes at December 31, 2004 was $117,813.

  (k) Revenue Recognition

        The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

  (1) Shipping and Handling Costs

        Customers generally are required to bear the cost of shipping through built-in pricing. Revenues billed to customers for shipping are included in net sales in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company are included in cost of goods sold in the accompanying consolidated statements of operations.

  (m) Employee Stock Ownership Plan

        The Parent has an employee stock ownership plan (the ESOP), which covers eligible employees of the Company. The Parent contributes shares of common stock on an annual basis to the ESOP and the Company records a charge to its consolidated statement of operations in an amount equal to the fair-value of the shares contributed to the Company's employees in accordance with the terms of the ESOP.

  (n) Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

  (o) Management Fees

        The Company accrued management fees quarterly to its Parent's majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues. Due to restrictions within debt covenants, no management fees have been paid since September 2001, although such fees continued to be accrued. In 2002, accrued management fees of $477 were forgiven and are reflected as additional paid in capital. On October 1, 2003, the management fee agreement with the majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013. On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005. As of December 31, 2004 and 2003, the Company has a liability of $6,736 and $4,495, respectively, for unpaid fees accrued under the agreement in other accrued expenses on the consolidated balance sheets. The Company is prohibited from paying these accrued fees under the terms of its indenture governing the Notes and its working capital facility.

  (p) Environmental Cost

        The Company recognizes liabilities for environmental remediation when it is probable that a liability has been incurred and can be reasonably estimated. The Company determines its liability on a site-by-site basis, and it is not discounted or reduced for possible recoveries from insurance carriers. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

  (q) Business Segments

        The Company has determined, using the criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that it operates in two segments: packaging and paper. The Company's products lines include polymer-coated paperboard and converted packaging, including gable top cartons and coated paperboard used in the production of ovenable food trays, paper cups and other coated packaging, envelope paper, specialty and offset printing paper and uncoated bleached paperboard.

  (r) Stock-based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for restricted stock unit grants. Under this method, the Company records the fair value of restricted stock units awarded as unearned compensation and additional paid in capital in stockholder's equity. These amounts are amortized to compensation expense over the vesting period. Compensation expense is recorded at the fair value of these awards, and, accordingly, the Company has no separate disclosures for SFAS No. 123, "Accounting for Stock-Based Compensation."

  (s) Receivable from Parent

        The Company is due funds from the Parent for reimbursement for certain transactions executed on behalf of the Parent related to the repurchase of ESOP shares, preferred stock and common stock. The receivable has been recorded as a separate component of stockholder's equity.

  (t) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (u) Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment," which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company's consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005 and is currently evaluating its effect that the adoption of FASB 123R will have on its financial position and results of operation.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company's evaluation of the AJCA with respect to the additional deduction is still in process and it expects to complete the evaluation process by the end of the third quarter of 2005. The range of reasonably possible amounts of the additional deduction that are still being considered as a result of this provision cannot be reasonably determined as yet.

        In November 2004, the FASB issued SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in 2006. The Company has not yet evaluated the effect that the adoption of SFAS 151 will have on its financial position or results of operations.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's postretirement benefits include prescription drug benefits for Medicare eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

        The Company adopted FSP 106-2 effective June 30, 2004 and applied the retroactive transition method. As a result, a remeasurement of the plan's assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made as of January 1, 2004. The remeasurement resulted in a reduction of the Company's net periodic benefit cost for 2004 of $295. The $295 reduction consisted of $133 for the reduction of current period service costs, $30 increase in recognition of unamortized actuarial gains and $132 for reduction in interest costs on the Company's APBO. The remeasurement changed the prior service cost component of the Company's APBO by approximately $2,120. The reduction to the Company's net periodic benefit cost for 2005 for the prescription drug benefit under Medicare Part D is estimated to be approximately $300.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Many variable interest entities ("VIE") have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

        In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest.

        In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company adopted the remaining provisions of FIN 46R in the first quarter of 2004. Adoption of FIN 46R had no impact on the Company's consolidated financial statements.

  (v) Reclassifications

        Certain 2003 amounts have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation.

(3)    Liquidity

        In December 2003, the Company issued the Notes in a private offering. Proceeds from issuance of the Notes were issued to repay the Company's Term Loans A and B and its existing revolving credit facility under the 1999 Credit Agreement. In addition, the Company paid $7,000 on its Parent Pay-in-Kind Senior Subordinated Note (the PIK Senior Subordinated Note).

        On December 15, 2003, the Company entered into a revolving credit facility with a financial institution, which provides for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the revolving credit facility was amended to increase the maximum borrowings to $50,000 on a permanent basis. The revolving credit facility is collateralized by a senior secured interest in the Company's outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company's tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $18,350 at December 31, 2004 and letters of credit outstanding as of December 31, 2004 were $6,056. The maximum additional borrowing availability at December 31, 2004 was $17,357.

        The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000. On January 8, 2005, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability falls below $7,500, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. Management believes the existing credit facility is adequate for the Company's cash flow needs through the next twelve months. Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management's plan for 2005. However, uncertainties exist within the Company's market which include, but are not limited to, availability and pricing of raw materials, unforseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

(4)    Inventories

        Components of inventories at December 31, 2004 and 2003 are as follows:

	2004	2003
Raw materials	$15,206	$17,023
Work-in-progress	15,936	19,359
Finished goods:
Paper and paperboard	12,760	19,349
Cartons	3,104	3,332

	$47,006	$59,063

        The Company maintains supply parts inventories to be used in the repair and maintenance of its machinery and equipment. These inventories are included in raw materials in the accompanying consolidated balance sheets and amounted to $6,215 and $7,215 at December 31, 2004 and 2003, respectively.

(5)    Property, Plant, and Equipment

        Components of property, plant, and equipment, net, at December 31, 2004 and 2003, are as follows:

	2004	2003
Land and land improvements	$5,312	$5,614
Buildings and improvements	12,920	12,735
Machinery and equipment	232,508	219,794
Software, computers, and office equipment	19,211	19,881
Construction-in-progress	5,902	4,374

	275,853	262,398
Less accumulated depreciation and amortization	(88,517)	(69,727)

	$187,336	$192,671

(6)    Short-Term Borrowings and Long-Term Debt

        Components of short-term borrowings and long-term debt at December 31, 2004 and 2003 are as follows:

	2004	2003
Revolving credit facility	$18,350	$9,135
Parent PIK Senior Subordinated Note	40,681	37,124
9.5% Senior Secured Notes	125,000	125,000
Other	764	800

	184,795	172,059
Less current portion	(39)	(37)

	$184,756	$172,022

  (a) 9.5% Senior Secured Notes

        On December 17, 2003, the Company issued the Notes through a private placement offering under Rule 144A. The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semi-annually in arrears on June 15 and December 15. The Notes are collateralized by a senior secured interest in substantially all of the Company's tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories. The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively. Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

  (b) Revolving Credit Facility

        On December 15, 2003, the Company entered into a revolving credit facility with a financial institution, which provides for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the revolving credit facility was amended to increase the maximum borrowings to $50,000 on a permanent basis. The revolving credit facility is collateralized by a senior secured interest in the Company's outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company's tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $18,350 at December 31, 2004 and letters of credit outstanding as of December 2004 were $6,056. The maximum borrowing availability at December 31, 2004 was $17,357.

        Interest rates on the revolving credit facility are specified in the credit agreement, which provides at the Company's option for either an index rate (which is based on the prime rate) plus an applicable margin of 1.25% or LIBOR (London InterBank Offered Rate) plus an applicable margin of 3.00%. Effective July 1, 2004, the applicable margins for the index rate and LIBOR will be based on minimum borrowing availability under the terms of the credit agreement and increase by a margin which ranges from 0.75% to 1.25% for the index rate and from 2.50% to 3.00% for the LIBOR rate. The interest rate on the revolving credit facility at December 31, 2004 and 2003 was 6.50% and 5.25%, respectively.

        The credit agreement requires mandatory prepayments, if (1) the Company fails to maintain its minimum borrowing availability, or (2) the proceeds from the disposition of an asset is not invested in the Company within 360 days. No prepayments were required in 2004.

        The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability falls below $7,500, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.

  (c) Parent PIK Senior Subordinated Note

        The Parent partially financed the acquisition of the Canton System with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest accrues on the unpaid principal balance at a rate of 9% per annum until May 14, 2007. On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000. This payment was made on December 17, 2003 with proceeds from the sale of the 9.5% Senior Secured Notes. On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing "Secondary Notes", which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes. Secondary Notes amounted to $10,681 and $7,124 at December 31, 2004 and 2003, respectively. Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company. However, the Parent will be dependent upon the Company to settle these obligations. In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note is triggered prior to its maturity. The Parent is dependent on the Company to service the debt in its entirety. The entire amount is due on May 14, 2009.

  (d) Other

        In July 2003, the Company entered into a note payable with a bank for $819 due in 2010. Interest on the note bears interest at a fixed rate of 5.5%. Land and an office building in Canton, North Carolina collateralize the note. The balance of the note payable was $764 at December 31, 2004.

(7)    Leases

        The Company leases certain vehicles and equipment under operating leases and certain computer equipment and software under capital lease arrangements. The leases generally require the Company to pay taxes, maintenance, insurance, and other operating costs of the leased property. Rental expense under operating leases (except those with lease terms of a month or less that were not renewed) was $1,725, $3,205 and $3,339 for the years ended December 31, 2004, 2003 and 2002, respectively.

        At December 31, 2004 and 2003, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases was as follows:

	2004	2003
Software, computers and equipment	$5,546	$4,797
Less accumulated amortization	2,984	2,454

	$2,562	$2,343

        Amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are:

	Capital lease	Operating leases
2005	$686	$1,533
2006	647	1,428
2007	367	1,301
2008	171	1,041
2009	171	860
Thereafter	342	30

Total minimum lease payments	2,384	$6,193

Less amount representing interest (5.6%)	(297)

Present value of net minimum capital lease payments	2,087
Less current installments of obligations under capital leases	603

Obligations under capital leases, excluding current installments	$1,484

(8)    Interest Costs

        The Company capitalizes interest costs as a component of construction in progress. The following is a summary of interest costs (excluding amortization of deferred financing fees) incurred during 2004, 2003 and 2002:

	2004	2003	2002
Senior debt	$12,460	$10,371	$9,098
Parent PIK Senior Subordinated Note	3,504	3,777	3,482

Total interest charged to operations	15,964	14,148	12,580
Interest costs capitalized	821	848	427

Total interest costs incurred	$16,785	$14,996	$13,007

        Amortization of deferred financing costs in 2004, 2003 and 2002 was $1,230, $4,934 and $1,312, respectively.

(9)    Income Taxes

        The Company recorded no federal or state income tax benefits resulting from pretax losses in 2004, 2003 and 2002, due to the maintenance of a valuation allowance offsetting net deferred tax assets.

        The differences between income tax expense (benefit) reflected in the accompanying consolidated financial statements and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss are as follows:

	2004	2003	2002
Computed "expected" tax expense (benefit)	$(10,625)	$(9,295)	$(1,624)
State income tax, net of federal benefit	(923)	(878)	(121)
Valuation allowance	11,886	10,982	2,288
Other	(338)	(809)	(543)

	$—	$—	$—

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$51,461	$37,558
Employee benefits	3,118	2,499
Accrued expenses, not currently deductible for tax purposes	6,427	5,800
Accounts receivable, due to allowance for doubtful accounts	707	999
Inventories, principally due to obsolescence reserves	48	69
Minimum pension liability	1,748	1,308
Restricted stock awards	1,340	1,412
Deferred revenue	454	454
Other	276	202

Total gross deferred tax assets	65,579	50,301
Valuation allowance	(26,314)	(14,427)

Net deferred tax assets	39,265	35,874
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(39,125)	(35,632)
Other	(140)	(242)

Total gross deferred tax liabilities	(39,265)	(35,874)

Net deferred tax liability	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of negative evidence from losses incurred in recent years, management has not recorded the benefits of these deductible differences. Therefore, the net deferred tax asset has been offset by a full valuation allowance.

        The change in valuation allowance in the years ended December 31, 2004 and 2003 was $11,886 and $10,982, respectively, and represents the amount necessary to reduce deferred tax assets, including those attributed to the minimum pension liability of $440 and $347, respectively, to amounts expected to be realized.

        At December 31, 2004, the Company has federal net operating loss carryforwards (NOLs) of $136,286 and state NOLs of $124,535 available to offset future taxable income. The Company's federal NOLs expire at various dates between 2020 and 2024. The Company's state NOLs expire at various dates between 2005 and 2024.

(10)    Employee Benefit Plans

  Defined Benefit Plans

        The Company sponsors a defined benefit pension plan for salaried employees. The benefits are earned based on credited years of service (including service at International Paper) and annual compensation forecasts. The Company also provides certain medical benefits for retirees and their dependants. These medical benefits are contributory with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees who have reached the age of 55 and have met the Company's minimum service requirement of ten years become fully eligible for these benefits. Effective March 1, 2005, the Company eliminated retiree medical coverage for all salaried employees hired after March 1, 2005.

        As part of the Canton System Acquisition (see note 1), International Paper retained the postretirement medical liability for those employees at age 55 and over with 10 years of service as of May 13, 1999. International Paper also retained the liability for all vested pension benefits earned as of May 13, 1999. The Company established its pension and postretirement plan to cover substantially all employee benefits not retained by International Paper and treats years of service under International Paper as years of service under the Company's plan. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

        The accounting of the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

        In January 2004, the FASB issued a Staff Position (FSP), FAS 106-1, addressing the Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with the provisions of this FSP the Company elected at December 31, 2003 to defer the recognition of the effects of this act in any measurement of the benefit obligation or cost. In June 2004, the Company actuarially calculated the effect of the Act as of its December 31, 2003 measurement date. The calculation yielded a net reduction in the 2004 benefit obligation and cost of $149. This is reflected in the year-to-date expense in the accompanying financial statements.

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

        The expense reflected in 2004 incorporates an analysis of the potential impact of Medicare Reform and the new Medicare Part D in 2006. This analysis was based on information prior to this plan change. Details continue to be developed regarding the potential integration of the new Medicare Part D with existing Medigap policies. The Company will continue to monitor the development of regulations defining this new Medicare program. When the provisions of Medicare Part D are finalized, management will analyze the effects of these new rules and will incorporate this information in such a way as to not materially affect current costs associated with this plan.

        Pension and postretirement benefit costs included the following for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Service cost	$1,349	$601	$1,089	$586	$831	$685
Interest cost	768	946	622	957	430	890
Expected return on assets	(640)	—	(390)	—	(264)	—
Amortization of prior service cost	7	113	7	113	7	113
Recognized net actuarial loss (gain)	402	(26)	396	—	193	(34)

	$1,886	$1,634	$1,724	$1,656	$1,197	$1,654

        A reconciliation of the change in the plans' benefit obligations for years ended December 31, 2004 and 2003, and a statement of the fair value of plan assets and funded status at December 31, 2004 and 2003, are as follows:

	2004		2003
	Pension	Postretirement	Pension	Postretirement
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$11,916	$17,311	$7,654	$18,942
Service cost	1,349	601	1,089	586
Interest cost	768	946	622	957
Participant contributions	—	35	—	43
Actuarial loss (gain)	1,762	2,655	2,620	(3,197)
Benefits paid	(195)	(173)	(69)	(20)
Change in plan provision	—	313	—	—

Benefit obligation at end of year	15,600	21,688	11,916	17,311

Fair value of plan assets at beginning of year	6,744	—	3,752	—
Actual return on plan assets	1,101	—	1,067	—
Employer contributions	2,411	138	1,994	(23)
Participant contributions	—	35	—	43
Benefits paid	(195)	(173)	(69)	(20)

Fair value of plan assets at end of year	10,061	—	6,744	—

Funded status at end of year	(5,539)	(21,688)	(5,172)	(17,311)
Unrecognized prior service cost	55	1,556	62	1,356
Unrecognized net loss	6,124	2,922	5,224	240

Net amount recognized	$640	$(17,210)	$114	$(15,715)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(3,939)	$(17,210)	$(3,318)	$(15,715)
Intangible asset	55	—	62	—
Accumulated other comprehensive income	4,524	—	3,370	—

Net amount recognized	$640	$(17,210)	$114	$(15,715)

        The Company's benefit obligations were determined using an assumed discount rate of 5.75% and 6.25% at December 31, 2004 and 2003, respectively, and an assumed compensation increase of 1% for two years and 3% thereafter. This growth rate is based on replacement of positions and promotions, as the Company has a seven-year wage freeze as part of the employee concessions negotiated in connection with the acquisition of the Canton System. The assumed long-term rate of return on plan assets was 8%.

        The health care cost trend rate has been assumed to be 10% for the previous years, declining 1% per year over the next five years and remaining constant at 5% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported for postretirement benefits. The

Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future. Variations in this health care cost trend rate can have a significant effect on the amounts reported. An increase of 1% in this assumption would increase the accumulated postretirement benefit obligation ("APBO") by approximately $2,835, or 13%, and would increase the annual service cost and interest cost by approximately $282, or 18%. A decrease of 1% in this assumption would decrease the APBO by approximately $2,406, or 11%, and would decrease the annual service cost and interest cost by approximately $240, or 16%.

  Plan Assets

        The weighted-average asset allocation of the Company's pension benefits at December 31, 2004 and 2003 were as follows:

Asset Category	2004	2003
Equity securities	80.20%	70.50%
Debt securities	19.80%	29.50%

Total	100.00%	100.00%

        At December 31, 2004 the value of all securities was $10,061. Equity securities and debt securities had values of $8,071 and $1,990, respectively.

        The Company's investment policies and strategies for the pension benefits and postretirement benefits plans use target allocations for the individual asset categories. The Company's investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds, direct investments in debt and equity as well as derivative instruments. The Company addresses diversification by policy restrictions and limits for sector and company concentration. The plan assets are readily marketable financial instruments and can be sold to fund benefit payment obligations as they become payable.

  Cash Flows

        The Company expects to contribute $2,359 to its pension plan and $158 to its postretirement benefits plan in 2005.

        The estimated future benefit payments for both plans are expected to be for each year 2005-2009 $286, $365, $540, $744 and $1,088 respectively. The aggregate estimated benefit payments in the five years from 2010-2014 are $10,997. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2004 and included estimated future employee services.

  Profit-Sharing Plan

        The Company has a profit-sharing plan for employees that have completed 1,000 hours of service during the plan year. Profit-sharing benefits are paid directly to employees. During 2002, the Company incurred expenses $161 for profit-sharing benefits in the accompanying consolidated statements of operations and has expensed nothing since.

  Employee Savings Plan

        The Company offers a 401(k) plan to its employees. Contributions made by employees while employed under Champion were automatically transferred to the Company's plan. Employees may contribute up to 50% of their salary. The Plan does not provide for employer matching or discretionary contributions.

(11)    Employee Stock Ownership Plan

        Effective May 14, 1999, the Parent established the Blue Ridge Paper Products Employee Stock Ownership Plan (the ESOP Plan) for eligible employees of the Company as a means to establish employee ownership in return for a reduction in employee salaries. The ESOP Plan was formed to hold Parent common stock.

        For each plan year, the parent contributes cash or stock to the ESOP Plan as determined by the board of directors, not to exceed the maximum deductible by the Company for tax purposes or the maximum participant compensation under IRS guidelines. On a fully diluted basis and not giving effect to the retirement of any employees, employees would own 40% of the parent by May 13, 2006 through common stock allocations, subject to the current labor contract. Assuming that the labor contract is in effect for the seven-year period, it is expected that approximately 5.7% of ownership of the parent will be allocated to participants each plan year (3.6% was the pro-rated allocation for the period from May 14, 1999 to December 31, 1999). In certain cases, the remainder of the, 40% of the Parent's authorized stock that has not been contributed will immediately be issued to the ESOP Plan, for allocation to participants over the remainder of the initial seven-year period.

        The Company has recorded an obligation related to the put option available upon distribution of the parent's common stock held by the ESOP, based on the fair market value of the common stock at each fiscal year end balance sheet date. At December 31, 2004 and 2003, the ESOP held or had accrued 3,891,468 and 3,238,884 shares, respectively, of the parent's common stock. As a result, $35,257 and $32,389 were recorded in temporary equity as of December 31, 2004 and 2003, respectively.

(12)    Equity-Based Compensation

        Certain management employees entered into employment contracts with the Company entitling them to receive the Parent's restricted common stock units. These units vest over a five-year schedule unless the majority owner sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately. Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested, to require the Company to repurchase fully vested shares of Parent company stock at the then-determined fair value, which is based on an appraisal of the Parent's common stock performed by an independent investment and financial analyst. As of December 31, 2004 and 2003, the Parent had issued a total of 233,841 and 236,100, respectively, of restricted stock units (net of units canceled). The obligation to redeem restricted stock units of the Parent was $2,119 and $2,519 at December 31, 2004 and 2003, respectively, which is recorded in temporary equity on the consolidated balance sheet. During 2003, the Company issued 1,000 units with an estimated fair market value at the grant date of $11, which vest one year from the date granted. No units were issued in 2004. Such amounts have been recorded as unearned compensation as a separate component of stockholders' equity and are being amortized to expense over the vesting periods of the respective units. Amortization of unearned compensation expense recorded in 2004, 2003 and 2002 was $88, $583 and $757, respectively.

        The Company calculates its obligation to redeem restricted stock units of the Parent each balance sheet date as the sum of (i) the number of fully vested shares multiplied by the fair value per share as of that date and (ii) the cumulative compensation expense recognized through that date on unvested shares.

(13)    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
Accrued wages and benefits	$15,209	$15,249
Accrued rebates payable	8,585	8,880
Accrued management fee payable	6,736	4,495
Other	3,212	4,485

	$33,742	$33,109

(14)    Related-Party Transactions

        The Company obtains advisory and management services from the majority owner of its Parent under a Management Services Agreement (the Agreement). In consideration for services provided, the Agreement provides that the Company pays the majority owner an amount equal to 0.5% of the Parent's consolidated gross revenues each quarter, not to exceed $3,000 in a fiscal year. The Agreement terminates automatically upon either (i) May 14, 2009 or (ii) the end of the fiscal year in which such owner ceases to own at least 10% of the outstanding common stock of the Parent. For the years ended December 31, 2004, 2003 and 2002, the Company incurred charges of approximately $2,241, $2,226 and $2,220, respectively, related to the Agreement, which are reflected in selling, general, and administrative expenses in the accompanying statements of operations. As of December 31, 2004 and 2003, the Company has $6,736 and $4,495, respectively, in accrued expenses and other current liabilities related to the Agreement. Due to restrictions in the Company's credit agreement, management fee payments have not been made in cash, but have been accrued, since September 2001, with the accrued balance to be paid out upon termination of the Agreement. Effective as of October 1, 2003, the Company assigned the obligations under the Agreement to the Parent with the result that the management fee ceased to be a legal obligation of the Company. The Agreement was amended on January 28, 2005 to terminate the Company's obligation for future management service fees, effective January 1, 2005.

        In 2002, the Parent's majority stockholder forgave accrued management fees of $477, which have been recorded as a contribution of capital.

(15)    Transactions with International Paper

        The Company has a wood chip supply agreement with International Paper. The current agreement expires in May 2009 and the Company has a five-year renewal option at its discretion. The agreement requires the Company to meet minimum required purchase volumes. The Company is responsible for all operating costs of the two International Paper subsidiary suppliers, regardless of whether the mills are supplying chips to the Company, and the freight charges on all rail car deliveries from the suppliers to the Company. The suppliers dedicate most of their production efforts to supplying the Company with chips, which accounts for approximately 41% of the annual chip consumption by the Company. For the years ended December 31, 2004, 2003, and 2002 the Company paid the suppliers approximately $23,039, $23,938 and $22,024, respectively, for wood chips and related expenses under these agreements.

        As of December 31, 2004 and 2003, the Company's Parent had long-term notes payable to International Paper for $40,681 and $37,124, respectively (see note 6).

(16)    Commitments and Contingencies

  (a)
  Purchase Commitments

        The Company has agreements with suppliers of wood pulp and wood chips. The terms of one of the agreements require minimum volume purchases of 815,000 tons of chips each contract year during the contract five-year period. This wood chip agreement is with International Paper, which supplies the wood chips through two of its subsidiaries (see note 15 for further discussion). As of December 31, 2004, the Company has minimal commitments to purchase wood chips of approximately $130,001 over the remaining terms of the agreements.

  (b)
  Labor Agreements

        The Company is committed to collective bargaining labor agreements with local unions. The term of the Company's primary labor agreement extends through May 14, 2006.

  (c)
  Litigation, Claims, and Assessments

        On April 15, 2003, a putative class action lawsuit was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is the defendant, on behalf of certain owners of property along the Pigeon River in Cocke County, upon which the Canton mill is located and into which river the Company has a permit to discharge. The complaint in this action alleges that the Company discharged and continues to discharge contaminants from the pulp-bleaching process at the Canton mill into the Pigeon River. Plaintiffs allege that this discharge has "substantially diminished the quality of the waters, environment and resources downstream of and along the Pigeon River in Cocke County, Tennessee" resulting in a private nuisance damaging all persons who own land adjacent to or abutting the Pigeon River. The complaint does not allege any health or safety matters. The putative class includes approximately 300 property owners. A hearing on class certification was held on November 20, 2003 and the class was certified. The demand for damages is limited to $74 (exclusive of interest and costs) per individual plaintiff. Management has not recorded a liability for any amount related to this lawsuit as of December 31, 2004.

        The Company is subject to other litigation in the normal course of business. In the opinion of management, the Company's liability, if any, under this pending litigation will not materially impact its financial condition.

  (d)
  Separation Agreements

        In connection with the retirement or termination of former executive officers of the Company, the Company's board of directors approved separation agreements with two individuals, which consisted of the repurchase of common and preferred stock of the Parent held by individuals as well as settlement regarding equity-based compensation. These agreements resulted in separation notes payable with rates ranging from 1.2% to 9.5% per annum. At December 31, 2003, the Company had a liability of $1,615 outstanding under these agreements included in accrued and other current liabilities. At December 31, 2004, there was no remaining liability.

        In connection with the retirement of the president and chief executive officer as of December 31, 2002, the former executive agreed to serve as an honorary, non-voting member of the board of directors for such period as requested. During this period, the former executive will continue to vest in any outstanding, unvested restricted stock units. This modification resulted in a new measurement date for the individual's existing restricted stock awards of $392, which was recorded as unearned compensation in stockholder's equity.

  (e)
  Employment Contracts

        The Company has employment and compensation agreements with certain executive officers and management personnel. The agreements generally have terms of three to five years, unless the employee is terminated for cause and provide for severance benefits in certain circumstances. The agreements also include a cash bonus, which is generally the higher of a minimum amount or a formula bonus based on the Company meeting certain performance goals.

  (f)
  Environmental Liabilities

        As part of its environmental management program, the Company has recognized obligations for closure of landfills by accruing the obligations for closure or removal ratably over the estimated useful life of the assets. The Company had accrued approximately $771 and $1,133 for closure of landfills as of December 31, 2004 and 2003, respectively. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." As part of the Canton System Acquisition (see note 1), International Paper agreed to indemnify the Company for certain environmental liabilities associated with remediation of environmental conditions that arose prior to May 14, 1999. Any remediation of environmental contamination post acquisition is the responsibility of the Company. Management has accrued approximately $500 for estimated costs, which is reflected in other liabilities as of December 31, 2004 and 2003, respectively.

        The normal conduct of business subjects the Company to various federal, state and local laws and regulations. Although potential costs due to existing or new laws could be significant, management currently believes that the outcome of any such matters will not have a material adverse effect on the Company's consolidated financial position.

(17)    Segment Information

        The Company's management makes financial decisions and allocates resources based on sales and operating income of two segments: paper and packaging. The Company does not allocate selling, research and administration expenses to each segment but management uses operating profit to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

		Paper	Packaging	Corporate		Total
Net sales	2004 2003 2002	189,423 184,142 190,670	284,806 284,494 277,111	—		474,229 468,636 467,781
Operating profit (loss)	2004 2003 2002	4,768 5,234 12,669	14,995 23,253 28,730	(33,828 (36,743 (32,286	) ) )	(14,065 (8,256 9,113	) )
Depreciation and amortization	2004 2003 2002	12,718 12,752 12,160	3,698 3,607 3,370	1,821 1,769 1,944		18,237 18,128 17,474
Total assets	2004 2003 2002	205,256 200,402 199,558	82,569 89,169 95,114	17,929 20,011 12,282		305,754 309,582 306,954
Capital expenditures	2004 2003 2002	10,922 10,924 13,700	1,620 507 3,280	835 946 1,326		13,377 12,377 18,306

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate segment includes all selling and administrative expenses.

        The Company's identifiable product lines are packaging and paper products. Packaging segment products include polymer-coated paperboard and converted packaging, including gable top cartons and coated paperboard used in the production of ovenable food trays, paper cups and other coated packaging. Paper segment products include envelope paper, specialty paper, offset printing paper and uncoated paperboard. The Company's manufacturing operations are all located in the United States.

        For the year ended December 31, 2004, the Company's net sales by destination were concentrated in the following geographic markets: North America, approximately 93.2%; Europe, approximately 5.5%; Asia, approximately 1.2%; and South America, approximately 0.1%.

(18)    Quarterly Results of Operations (Unaudited)

Year ended December 31, 2004	First	Second	Third	Fourth	Year
	(In thousands)
Sales	$120,981	$121,445	$117,448	$114,355	$474,229
Operating profit (loss)	(5,681)	(9,104)	(5,125)	5,845	$(14,065)
Net income (loss)	(9,930)	(13,308)	(9,449)	1,438	$(31,249)
Year ended December 31, 2003	First	Second	Third	Fourth	Year
	(In thousands)
Sales	$117,945	$115,398	$118,301	$116,992	$468,636
Operating profit (loss)	(1,006)	(5,805)	6,099	(7,544)	$(8,256)
Net income (loss)	(4,518)	(9,784)	2,246	(15,282)	$(27,338)

(19)    Recent Developments

Flood losses related to Hurricanes Frances and Ivan

        On September 8, 2004, Western North Carolina experienced a flood exceeding the Federal Emergency Management Association (FEMA) 100-year flood plain levels. This forced the shutdown of the Canton pulp and paper mill. The Company's Corporate Headquarters building was also flooded. On September 17, 2004, additional flooding occurred from Hurricane Ivan. The combined downtime of the Canton mill in whole or in part from the two floods was 26 days.

        Property damage losses and related repairs and maintenance from these two floods were $22,649 and have been recorded in the period ending December 31, 2004 of which $22,082 is reflected in gross profit and $567 is included in selling, general and administrative expenses in the accompanying financial statements. The Company estimates its total losses from these floods (excluding business interruption) to range from $22,000 to $25,000, of which approximately $20,539 is recoverable through insurance proceeds. As of December 31, 2004, the Company recorded insurance recoveries of $20,539, of which $10,000 had been collected prior to December 31, 2004.

Gain from the Sale of Emission Allowances

        Under section 126 of the Clean Air Act, new regulations for emissions of nitrogen oxides (NOx) from coal fired boilers will require affected facilities to reduce these emissions during the "ozone season", which is defined as May 1 through September 30. The Environmental Protection Agency (EPA) has established emission levels that each facility must meet in 2004 and 2005 by granting emission allowances, which are measured in units based on tons of NOx emitted and are commonly referred to as NOx credits. A facility is permitted by the EPA to sell or transfer NOx credits at any time prior to their expiration. At the conclusion of each ozone season, each facility must report its actual emissions to the EPA and own sufficient NOx credits to cover their emission levels; otherwise, the facility must purchase credits or be subject to certain fines and penalties.

        Through engineering studies in 2003, the Company estimated that its NOx emissions would be below its EPA allowance levels by 200 units in 2004 and 300 units in 2005. Consequently, the Company sold these units for cash through an open market created specifically to trade EPA emission credits, which resulted in a deferred gain of $1,716 at December 31, 2003.

        Engineering studies in June 2004 revealed that the NOx emissions for the 2004 season would be below EPA allowances by an additional 50 tons. Consequently another 50 units were sold on July 1, 2004.

        Due to operating efficiencies and the Canton mill downtime in September 2004, the Company was able to sell an additional 210 units from the 2004 NOx season during the third quarter. For the 2004 season, which ended on September 30, 2004, the EPA allocated 1,257 units to the Company. Emissions totaled 762.1 tons and units sold totaled 460 leaving a balance of 34.9 units. The Company has elected to carryover these units into the 2005 season. The value of these units is approximately $67.

        Furthermore, engineering studies in August revealed that the NOx emissions for the 2005 season would be below EPA allowances. Consequently, another 250 units for 2005 were sold in the third quarter.

        At December 31, 2004, $1,142 of the 2004 units were earned and recorded as miscellaneous income in the accompanying interim financial statements. The 2005 units are recorded as current deferred revenue of approximately $2,049. The deferred revenue is expected to be recorded as income in the quarter that the units are earned.

Closure of Fort Worth, Texas DairyPak Facility

        On February 26, 2004, management announced plans to close its Fort Worth, Texas DairyPak facility in the second quarter of 2004. Production ceased on June 4, 2004 at the Fort Worth facility and the Company transferred the facility's production to other existing DairyPak facilities. Closure costs, which consist primarily of severance costs, were $2,092. In 2004, the Company recorded $1,830 of severance costs related to this closure and $262 in losses related to asset disposals.

        On November 30, 2004, the Company sold the land and buildings for $2,250 resulting in a gain on the sale of assets of $1,623.

Parmalat Bankruptcy

        On February 24, 2004, Parmalat, USA, a significant customer, had filed for Chapter 11 bankruptcy protection. As of December 31, 2003 and February 24, 2004, the Company had outstanding accounts receivable of $2,501 and $1,158, respectively. In addition, the Company has received cash payments of $993 and $2,984 as of December 31, 2003 and February 24, 2004, respectively, related to accounts receivable that are potentially subject to "preferential payment" treatment as defined in Chapter 11 bankruptcy laws and regulations. The Company assessed the potential of collecting the outstanding receivables and the likelihood that cash payments deemed as preferential are unsuccessfully defended and recorded a valuation allowance of $1,875 and $2,001 as of December 31, 2003 and February 24, 2004, respectively, related to this customer.

        On February 18, 2005 the unsecured creditors committee ratified a plan of reorganization (the Plan) for Parmalat, USA. The Plan has also been agreed to by the debtor and GE Capital. The Plan is expected to be confirmed by the U.S. Bankruptcy Court in the Southern District of New York in 2005. The Plan provides that all preference claims against trade vendors would be waived. The Plan also provides for the reimbursement of unsecured creditors receivables in cash payments. At December 31, 2004, the Company's valuation allowance related to this customer was $1,158.

Headcount Reduction

        On February 3, 2004, the Company announced plans to eliminate approximately 90 salaried and hourly positions in the Paper and Corporate divisions through voluntary termination plans. The Company offered several voluntary severance and termination packages for salaried employees and hourly union employees. The salaried employees plan offers a severance package based on current compensation and years of service. The hourly union employees package accelerates five years of vested service towards their union pension plan benefit.

        As of December 31, 2004, the Company had accepted 74 employees' voluntary termination agreements. Additionally 16 positions were eliminated through attrition where no severance was paid. The Company disbursed $1,290 to the PACE Industry Union—Management Pension Fund to fund the severance benefits for the hourly employees affected. For both the salaried and hourly plans the Company recorded $2,350 of severance costs in 2004. Of this amount $2,024 was paid by December 31, 2004. The remaining $326 is recorded in accrued expenses and other current liabilities and is expected to be paid by September 2005.

Schedule II—Valuation and Qualifying Accounts
(Deducted from the assets to which they apply)

Year ended December 31,	Balance at beginning of fiscal year	Charged (Credited) to costs and expenses	Deductions	Balance at end of fiscal year
Allowance for doubtful accounts:
2002	$5,978	$(1,513)	$3,709	$756
2003	756	1,957	92	2,621
2004	2,621	154	955	1,820

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors
Blue Ridge Paper Products Inc.:

        Under date of March 7, 2005, we reported on the consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina
March 7, 2005

S-2

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
PENSION PLAN TABLE(1)
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURES AND POWER OF ATTORNEY
BLUE RIDGE PAPER PRODUCTS INC. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
BLUE RIDGE PAPER PRODUCTS INC. Consolidated Balance Sheets December 31, 2004 and 2003 (Dollars in thousands)
BLUE RIDGE PAPER PRODUCTS INC. Consolidated Statements of Operations Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
BLUE RIDGE PAPER PRODUCTS INC. Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Loss Years ended December 31, 2004, 2003, and 2002 (Dollars in thousands)
BLUE RIDGE PAPER PRODUCTS INC. Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003, and 2002 (Dollars in thousands)
BLUE RIDGE PAPER PRODUCTS INC. Notes to Consolidated Financial Statements Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
Schedule II—Valuation and Qualifying Accounts (Deducted from the assets to which they apply)
Report of Independent Registered Public Accounting Firm