Form 10-Q
period 2005-03-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2005-05-16
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☐   No   ☒

The number of common shares outstanding at March 31, 2005 was 10,729,294.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blue Ridge Paper Products Inc. and Subsidiary
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Dollars in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$2,347	$2,466
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,023 and $1,820 in 2005 and 2004, respectively	56,372	45,814
Inventories	50,207	47,006
Prepaid expenses	1,256	1,715
Insurance proceeds receivable	6,100	10,539
Income tax receivable	55	76
Deferred tax asset	4,160	4,256
Total current assets	120,497	111,872
Property, plant, and equipment, net of accumulated depreciation of $92,857 and $88,517 in 2005 and 2004, respectively	185,016	187,336
Deferred financing costs, net	6,160	6,491
Other assets	184	55
Total assets	$311,857	$305,754
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$40	$39
Current portion of capital lease obligation	623	603
Accounts payable	33,857	44,521
Accrued expenses and other current liabilities	31,074	33,742
Interest payable	5,390	1,655
Total current liabilities	70,984	80,560
Senior debt, net of current portion	156,939	144,075
Parent Pay-In-Kind (PIK) Senior Subordinated Note	40,681	40,681
Capital lease obligations	1,327	1,484
Pension and postretirement benefits	21,854	21,211
Deferred tax liability	4,160	4,256
Other liabilities	1,275	1,271
Total liabilities	297,220	293,538
Obligation to redeem ESOP shares	36,885	35,257
Obligation to redeem restricted stock units of Parent	2,195	2,119
Commitments and contingencies (See notes)
Stockholder’s equity (deficit):
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2005 and 2004, respectively)	—	—
Additional paid-in capital	51,666	51,400
Accumulated deficit	(64,657)	(65,374)
Unearned compensation	(263)	—
Accumulated other comprehensive loss	(4,524)	(4,524)
	(17,778)	(18,498)
Receivable from Parent	(6,665)	(6,662)
Total stockholder’s equity (deficit)	(24,443)	(25,160)
Total liabilities and stockholder’s equity (deficit)	$311,857	$305,754

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three months ended March 31, 2005 and 2004

(Dollars in thousands)

(unaudited)

	2005	2004
Net sales	$128,547	$120,981
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and, repairs and insurance recoveries	113,195	113,565
Depreciation and amortization	3,904	4,262
Flood-related loss and repairs	848	—
Insurance recoveries	(100)	—
Gross profit	10,700	3,154
Selling, general and administrative expenses	5,147	6,577
Depreciation and amortization	436	458
Insurance recoveries	(23)	—
ESOP expense	1,631	1,800
Profit-sharing expense	80	—
Operating profit (loss)	3,429	(5,681)
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,258)	(3,960)
Amortization of deferred financing costs	(332)	(289)
Government grant income	1,878	—
	(2,712)	(4,249)
Profit (loss) before income taxes	717	(9,930)
Income tax	—	—
Net profit (loss)	$717	$(9,930)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(Dollars in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net profit (loss)	$717	$(9,930)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,340	4,720
Compensation expense for Parent restricted stock	76	59
Amortization of deferred financing costs	331	289
ESOP expense	1,631	1,800
Parent PIK Senior Subordinated Note for interest	915	835
Changes in operating assets and liabilities:
Accounts receivable, net	(10,558)	(2,748)
Inventories	(3,201)	3,406
Prepaid expenses	459	(40)
Insurance proceeds receivable	4,439	—
Income tax receivable	21	—
Accounts payable	(10,664)	(2,675)
Accrued and other current liabilities	(2,668)	534
Interest payable	2,820	3,035
Pension and postretirement benefits	643	449
Other assets and liabilities	(125)	(283)
Net cash used in operating activities	(10,824)	(549)
Cash flows used in investing activities:
Additions to property, plant, and equipment	(2,020)	(2,165)
Proceeds from sale of property, plant, and equipment	—	2
Net cash used in investing activities	(2,020)	(2,163)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(3)	(276)
Payments on separation notes payable	—	(1,615)
Proceeds from borrowings under line of credit	54,050	34,965
Repayment of borrowings under line of credit	(41,175)	(30,750)
Cash paid for refinancing credit facilities	—	(151)
Repayments of long-term debt and capital lease obligations	(147)	(126)
Net cash provided by financing activities	12,725	2,047
Net decrease in cash	(119)	(665)
Cash, beginning of period	2,466	2,123
Cash, end of period	$2,347	$1,458
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest	$614	$90
Noncash investing and financing activities:
Issuance of restricted stock units	339	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the three months ended March 31, 2005 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the Company) for the year ended December 31, 2004.

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

(2)  Liquidity

The Company’s working capital needs are satisfied through its $50,000 revolving credit facility, which matures December 15, 2008.  The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000.  On December 21, 2004, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis.  In addition, the Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability falls below $7,500, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Management believes the existing credit facility is adequate for the Company’s cash flow needs through the next 12 months.  Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2005.  However, uncertainties exist within the Company’s markets which include, but are not limited to, availability and pricing of raw materials, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The maximum and minimum borrowing availability at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

Borrowing Base	$51,020	$41,763
Revolver Balance	31,225	18,350
Letters of Credit	6,056	6,056
Maximum Availability	13,739	17,357
Credit Agreement Restriction	7,500	7,500
Excess Availability	$6,239	$9,857

(3)  Recent Developments

Flood losses related to Hurricanes Frances and Ivan

On September 8, 2004, Western North Carolina experienced a flood from Hurricane Frances exceeding the Federal Emergency Management Association (FEMA) 100-year flood plain levels.  This forced the shutdown of the Canton pulp and paper mill.  The Company’s Corporate Headquarters building was also flooded.  On September 17, 2004, more serious flooding occurred from Hurricane Ivan.  The combined downtime of the Canton mill in whole or in part from the two floods was 26 days.

Property damage losses and related repairs and maintenance from these two floods through December 31, 2004 were $22,649.  During the period ended March 31, 2005, an additional expense was recorded of $867, of which $848 is reflected in gross profit and $19 is included in selling, general and administrative expenses.  The Company estimates its total losses from these floods (excluding business interruption) to range from $23,500 to $25,000, of which approximately $22,000 is recoverable through insurance proceeds and government grants.  For the year ended December 31, 2004 and for the quarter ended March 31, 2005, the Company had recorded insurance recoveries of $20,539 and $123, respectively.  Insurance recoveries of $14,562 had been collected prior to March 31, 2005.

In the wake of these events, the Company has been awarded two grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton.  The first grant was awarded by FEMA for repairs incurred from the two floods.  This grant was in the amount of $1,479, of which $1,392 was received on January 20, 2005.  The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis.  This grant provides for flood control repairs, improvements to the wastewater treatment facility and repairs to the mill sewer infrastructure.  The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $1,878 in the quarter ended March 31, 2005.  The remaining $4,101 is expected to be recognized as income over the next 12 – 18 months.

Parmalat Bankruptcy

On February 24, 2004, Parmalat, USA (“Parmalat”), a significant customer, filed for Chapter 11 bankruptcy protection.  At that time, the Company had outstanding accounts receivable of $1,158.  In addition, the Company had received cash payments of $2,984 related to accounts receivable that were potentially subject to “preferential payment” treatment as defined in Chapter 11 bankruptcy laws and regulations.  As of December 31, 2004, the Company assessed the potential of collecting the outstanding receivables and the likelihood that cash payments deemed as preferential would be unsuccessfully defended and recorded a valuation allowance of $1,158 related to this customer.

On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization (the “Plan”) for Parmalat.  The Plan was confirmed on March 10, 2005 by the U.S. Bankruptcy Court in the Southern District of New York.  The Plan provided that all preference claims against trade vendors be waived.  The Plan also provided for the reimbursement of unsecured creditors claims in cash payments.  The Company wrote off $404 related to its Parmalat receivable against its established allowance and reduced its valuation allowance to $278 as of March 31, 2005, related to this customer.  This resulted in an improvement to earnings of $476 for the three-month period ended March 31, 2005.

(3)  Recent Developments (continued)

Restricted Stock

On January 1, 2005, Blue Ridge Holding Corp., the Company’s parent (the “Parent”) entered into agreements with certain of the Company’s management employees entitling those employees to receive an aggregate of 37,388 restricted common stock units that vest over 18 months and that grant to the employee certain rights to acquire restricted shares of common stock of the Parent.  These agreements also grant the employee the right, upon the occurrence of certain events or conditions, to require the Parent to repurchase any fully vested shares of restricted common stock owned by the employee at fair market value determined at the time of repurchase.  The value of the restricted common stock units (valued at the current value of shares of common stock of the Parent of $9.06 per share) is $339.  The vested portion of $76 was recorded as compensation expense and is reflected in the obligation to redeem restricted stock units of Parent, and the unvested portion of $263 is reflected as unearned compensation and in additional paid in capital at March 31, 2005 on the accompanying condensed consolidated balance sheets.

Management Fees

The Company accrued management fees to its Parent’s majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues.  Due to restrictions within debt covenants, no management fees were paid since September 2001, although such fees continued to be accrued.  On October 1, 2003, the management fee agreement with the majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013.  On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005.  As of March 31, 2005 and December 31, 2004, the Company has recorded a liability of $6,736 for unpaid fees accrued under the agreement in other accrued expenses on the consolidated balance sheets.  The Company is restricted from paying these accrued fees under the terms of its indenture governing the 9.5% Senior Secured Notes (the “Notes”) issued on December 17, 2003 and its working capital facility.

(4)  Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income.  As amended by the SEC in April 2005, the accounting provisions of SFAS No. 123R for a calendar year registrant are effective for reporting periods beginning after January 1, 2006.  The Company is required to adopt SFAS No. 123R in the first quarter of 2006 and is currently evaluating the effect that the adoption of FASB No. 123R will have on its financial position and results of operation.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets,

(4)  Recent Accounting Developments (continued)

liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

(5)  Long-Term and Short-Term Debt

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010.  The note bears interest at a fixed rate at 5.5%.  Land and office buildings in Canton, North Carolina collateralize the note.  The balance of the note payable was $754 at March 31, 2005.

On December 17, 2003, the Company sold $125,000 of the Notes through a private offering under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semiannually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively.  Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provides for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004 the credit agreement was amended which increased the maximum borrowings to $50,000 on a permanent basis.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $31,225 and $18,350 at March 31, 2005 and December 31, 2004, respectively and letters of credit outstanding as of March 31, 2005 and December 31, 2004 were $6,056.  The maximum borrowing availability at March 31, 2005 was $13,739 subject to the availability restriction described in Note 2.

(6)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips.  The agreement’s first five-year term expired in May 2004.  The Company has exercised its first renewal option for an additional five-year period through May 2009 and has a second five-year option at its discretion.  The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year.  These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 41% of the total mill requirements.  As of March 31, 2005, the Company has commitments to purchase wood chips of approximately $122,657 over the remaining terms of the agreements.

(b)  Labor Agreements

The Company is committed to collective bargaining labor agreements with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and the Bellwood Printing Pressmen, Assistants and Specialty Workers Union.  The PACE union contract is due for renewal in May 2006.  As provided in the contract, the

(6)  Commitments and Contingencies (continued)

Company has notified PACE that it desires to negotiate certain provisions of the labor contract before renewal, and negotiations are currently underway.  If no new agreement is reached between the parties, the existing contract remains in place until May 2006.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit is being brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton mill is located, and into which the Company has a permit to discharge.  The plaintiffs are seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiff in this action alleges that the discharge of colored water from the Canton mill has resulted in a diminution of property value, but does not contain any allegation relating to health or safety matters.  The demand for damages is limited to a maximum of $74 (exclusive of interest and costs) per individual landowner.  Management has not recorded a liability for any amount related to this lawsuit as of March 31, 2005.

The Company is subject to litigation that may arise in the normal course of business.  In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations.”  The Company has currently accrued approximately $775 for closure of landfills as of March 31, 2005.

(7)  Segment Information

The Company’s management makes financial decisions and allocates resources based on sales and operating income of the paper and packaging segments.  Although raw materials, the production processes, distribution methods and the regulatory environment are similar, management believes it is appropriate to separately disclose these segments.  The Company does not allocate selling, research and administration expenses to each segment, but management uses operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following table for the three months ended March 31, 2005 and 2004:

		Paper	Packaging	Corporate	Total

Net sales	2005	$53,914	$74,633	—	$128,547
	2004	48,029	72,952	—	120,981
Operating income (loss)	2005	6,551	4,149	(7,271)	3,429
	2004	(1,537)	4,693	(8,837)	(5,681)
Depreciation and amortization	2005	3,085	819	436	4,340
	2004	3,171	1,091	458	4,720
Total assets	2005	207,123	87,833	16,901	311,857
	2004	200,366	88,753	12,055	301,174
Capital expenditures	2005	1,587	433	—	2,020
	2004	2,028	137	—	2,165

(8)  Inventories

Components of inventory at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

Raw Materials	$17,674	$15,206
Work in Progress	16,769	15,936
Finished Goods	15,764	15,864
Total	$50,207	$47,006

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

OVERVIEW

We recorded a profit of $0.7 million for the three months ended March 31, 2005 (the “2005 three-month period”), compared to a net loss of $9.9 million for the three months ended March 31, 2004 (the “2004 three-month period”).  This is our second consecutive profitable three-month period.

Our return to profitability reflects the implementation of our cost improvement initiatives, DairyPak consolidation, improved productivity and increased pricing in all our market segments.  Gains in our markets have been partially offset by the rising costs of raw materials, energy and polymers.

In January 2005, we received approximately $1.4 million from the U.S. Department of the Interior and related agencies to offset a portion of the uninsured repair expenses associated with the damages to our waste treatment plant that we incurred during the severe flooding in the third quarter of 2004.  Our waste treatment facility serves as the municipal waste treatment plant for the Town of Canton.  In addition, on February 25, 2005, the Governor of North Carolina signed into law a Hurricane Relief Bill.  We expect to be a recipient of $4.5 million of those funds through the Town of Canton for expenditures that will more permanently protect our shared wastewater facility and repair mill sewer infrastructure.

Looking forward, we anticipate that our paper segment’s demand and pricing will remain flat in the three months ending June 30, 2005, while the packaging segment will show modest improvement.  In the three months ending June 30, 2005, the Canton mill will conduct a planned annual outage of its pine pulp mill, which will negatively impact costs approximately by $2.0 to $2.5 million.  As a result, we anticipate that second quarter earnings will be less than first quarter earnings.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period Ended March 31
	2005	2004

Net Sales:
Packaging	$74.6	$73.0
Paper	53.9	48.0
Total	$128.5	$121.0

Operating profit (loss):
Packaging	$4.1	$4.7
Paper	6.6	(1.5)
Total segments’ operating profit	$10.7	$3.2

Corporate expense	7.3	8.8
Total operating profit (loss)	$3.4	$(5.6)

Percentage of net sales:
Packaging	58.1%	60.3%
Paper	41.9%	39.7%
Total	100.0%	100.0%

Operating margin:
Packaging	5.5%	6.4%
Paper	12.2%	(3.1)%
Total	8.3%	2.6%

Shipments (tons):
Packaging segment	63,661	62,601
Paper segment	76,073	81,159
Total	139,734	143,760

Average price ($ per ton):
Packaging segment	$1,172	$1,165
Paper segment	709	592
Average price	$920	$842

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales

Net sales for the 2005 three-month period increased $7.5 million or 6.2% to $128.5 million compared to $121.0 million for the same period in 2004.  Our overall improvement in revenue was attributable to a $1.6 million increase in our packaging segment sales and a $5.9 million increase in net sales in our paper segment.

Net sales for our packaging segment in the 2005 three-month period increased $1.6 million or 2.2% to $74.6 million compared to $73.0 million in 2004.  The increase in packaging segment sales was primarily attributable to an increase in average revenue per ton sold of 6.7% on non-converted coated board sold out of our Waynesville facility and 1.4% on our carton business.  Sales volume increased 1.5% for the packaging segment reflecting an increase in sales volume of our non-converted board out of our Waynesville facility partially offset by a decrease in sales of cartons. In the 2005 three-month period, our packaging segment sold 63,661 tons of coated and converted paperboard products at an average price of $1,172 per ton, compared to 62,601 tons sold in the 2004 three-month period at an average price of $1,165 per ton.

Net sales for our paper segment for the 2005 three-month period increased $5.9 million or 12.3% to $53.9 million compared to $48.0 million for the same period in 2004.  The increase is attributable to an increase in average revenue per ton shipped to $709 per ton in the 2005 three-month period compared to $592 per ton in the 2004 three-month period.  Average pricing on our paper grades increased approximately $60 per ton over the fourth quarter of 2004 in the first three months of 2005 and over $110 per ton from the same three-month period in 2004.  Total sales volume for the paper segment decreased by 5,086 tons in the 2005 three-month to 76,073 tons as compared to 81,159 tons for the same period in 2004.  The volume decline is primarily attributable to a reduction of 4,467 tons in uncoated board sales.  Uncoated board sales volumes were reduced in order to increase transfers to our packaging segment to facilitate increased sales of higher value products as well as to replenish coating rawstock inventories that were depleted as a result of the flood downtime incurred in the third and fourth quarters of 2004.

Operating Profit

Total segments’ operating profit increased $7.5 million to $10.7 million in the 2005 three-month period compared to an operating profit of $3.2 million for the same period in 2004.  As a percentage of sales, total segments’ operating profit increased to 8.3% for the 2005 three-month period from 2.6% in the 2004 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

Segment Operating Profit	Three-Month Period Ending March 31, 2005	Three-Month Period Ending March 31, 2004	Change

	$10.7	$3.2	$7.5

Net flood impact in 2005			$(0.8

)

Product pricing improvement			10.7

Outbound transportation costs			(1.4

)

Major raw material pricing (plastic resin, wood chips and chemicals)			(2.9

)

Severance expenses in 2004 not in 2005			2.0

Energy price increases			(2.5

)

Reduced wages & benefits costs			2.1

Change in sales mix (cartons versus coated paperboard)			(0.9

)

Inventory capitalization due to increased raw material and energy costs			1.0

Other items			0.2

Total			$7.5

Operating profit for our packaging segment decreased $0.6 million or 12.8% in the 2005 three-month period to $4.1 million or 5.5% of packaging segment sales, compared to $4.7 million or 6.4% of packaging segment sales for the 2004 three-month period.  The decrease in operating profit for our packaging segment was due primarily to: (i) increased pricing for one of our key raw materials, plastic/resin, at the Waynesville facility of $2.5 million; (ii) decreased carton production volume impacting results by approximately $1.1 million and reflecting above-average orders in the 2004 three-month period; (iii) increased costs for outbound freight of $1.1 million; and (iv) increased transfer cost of rawstock paperboard of $0.8 million.  The decrease in operating profit in the 2005 three-month period was partially offset by: (a) an increase in the average revenue per ton shipped in an aggregate amount of $2.2 million due to improved pricing on both our converted cartons and non-converted coated board business; (b) a decline of approximately $1.0 million in payroll and benefits costs reflecting the impact from consolidation of capacity in fiscal years 2003 and 2004; (c) severance payments of $0.9 million related to capacity consolidation incurred in the 2004 three-month period; (d) increased inventory capitalization of $0.6 million reflecting increased costs for raw materials and energy; and (e) other miscellaneous and offsetting variances of $0.2 million.

Operating profit for our paper segment increased $8.1 million in the 2005 three-month period to $6.6 million or 12.2% of paper segment sales, compared to an operating loss of $1.5 million or (3.1)% of paper segment sales for the 2004 three-month period.  Operationally, our Canton facility returned to pre-flood production levels, achieving production and shipment volumes during the 2005 three-month period that were comparable to the levels achieved during the same three-month period in 2004.  The increase in operating profit for our paper segment was due primarily to: (i) an increase in the average revenue per ton shipped in an aggregate amount of $8.5 million; (ii) a decline of approximately $1.1 million in payroll and benefits costs reflecting the impact of headcount reductions completed in fiscal year 2004; (iii) severance payments of $1.1 million related to mill headcount reduction incurred in the 2004 three-month period; (iv) increased transfer revenue for the rawstock sent to our Waynesville facility of $0.9 million; (v) increased inventory capitalization of $0.4 million reflecting increased costs for raw materials and energy: and (vi) miscellaneous and offsetting variances totaling $0.4 million.  The increase in operating profit in the 2005 three-month period was partially offset by: (a) continuation of flood-related property damage repair and recovery costs of $0.8 million; (b) price increases in (i) our primary fuels of approximately $2.5 million and (ii) certain of our major chemicals used as raw materials of approximately $0.7 million; and (c) increased costs for outbound freight of $0.3 million.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.5 million or 22.7% to $5.1 million in the 2005 three-month period compared to $6.6 million for the same period in 2004.  The decrease in selling, general and administrative expenses for the 2005 period was primarily attributable to: (i) $0.2 million of severance costs incurred in the 2004 three-month period; (ii) recording of $0.5 million change in estimate for expected recovery from a former significant customer currently undergoing bankruptcy proceedings (see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q); (iii) a savings of $0.6 million as a result of the termination of a management fee under the Management Services Agreement by and between our parent, Blue Ridge Holding Corp., and KPS Management, LLC in January 2005; and (iv) other miscellaneous offsetting variances totaling a favorable $0.2 million.

Interest and Amortization Expense

Interest and amortization expenses increased $0.4 million to $4.6 million for the 2005 three-month period compared to $4.2 million for the same period in 2004.  This was due to an increase in the balance for our revolving line of credit as well as an increase in interest rates.

Government Grant Income

In January 2005, we received approximately $1.4 million from the U.S. Department of the Interior and related agencies to offset a portion of the uninsured repair expenses associated with the damages to our wastewater treatment plant that were incurred during the severe flooding at our Canton, North Carolina facility in September 2004.  Our wastewater treatment facility serves as the municipal waste treatment plant for the Town of Canton.  In addition, on February 25, 2005, the Governor of North Carolina signed into law a Hurricane Relief Bill designed to bring financial assistance to those in Western North Carolina adversely affected by severe flooding.  We expect to be a recipient of $4.5 million of those funds through the Town of Canton for expenditures that will more permanently protect the shared wastewater facility and repair mill sewer infrastructure.  We recognized $0.5 million of these funds as receivable in the 2005 three-month period.  Government grant income has been and will continue to be recognized as costs are incurred for designated repairs and improvements.

LIQUIDITY AND CAPITAL RESOURCES

We entered into a $45.0 million revolving credit facility in December, 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  The maximum borrowing availability at December 31, 2004 and March 31, 2005 was $17.4 million and $13.7 million, respectively.  The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $7.5 million (as amended December 21, 2004).  If the covenant availability does not meet the required minimum, a fixed charge coverage ratio covenant is triggered.  We do not believe that we will be subject to the fixed charge coverage ratio for the remainder of 2005 based on: (i) improved market conditions; (ii) improvements to our cost structure; and (iii) reductions to working capital.

At March 31, 2005, we had covenant availability of $13.7 million, which is $6.2 million in excess of the required minimum.

Net cash used in operations was $10.8 million for the 2005 three-month period compared to net cash used in operations of $0.5 million during the same period in 2004.  The change in cash used in operations is due to a profit in the 2005 three-month period of $0.7 million compared to a loss of $9.9 million for the same period in 2004.  This was offset by: (i) accounts receivables increase of $10.6 million; (ii) accounts payable decrease of $10.7 million; and (iii) other working capital changes of $0.2 million.

Net cash used in investing activities was $2.0 million and $2.2 million for the 2005 and 2004 three-month periods, respectively.  Capital spending for the 2005 three-month period totaled $2.0 million, which included expenditures for environmental projects of approximately $0.2 million and $0.3 million for flood prevention funded by a grant from the State of North Carolina.  We currently estimate that our capital spending will be approximately $22.5 million for fiscal year 2005, of which $4.5 million will be funded by a grant from the State of North Carolina for flood prevention.

Net cash provided by financing activities was $12.7 million for the 2005 three-month period compared to net cash provided by financing activities of $2.0 million for the same period in 2004.  The net change in net cash provided by financing activities in the 2005 three-month period was primarily due to a $12.9 million increase in borrowings under our working capital facility.  This increase in borrowings was primarily used to fund our change in working capital and to provide funding for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We manage interest cost using a combination of fixed and variable rate debt.  As of March 31, 2005, we have $125.0 million of 9.50% senior secured notes due 2008 and a $50.0 million working capital credit facility at variable rates of interest.  As of March 31, 2005, approximately $31.2 million was outstanding under our working capital credit facility.  Our working capital facility offers two options for interest rates:  Applicable Revolver Libor Margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from .75% - 1.25%.  The rate is based on revolver availability.  During the 2005 three-month period, we used the highest percent in each option.  In addition, as of March 31, 2005, we have a $0.8 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of five years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in our filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 16, 2005
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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