Form 10-Q/A
period 2005-03-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2005-05-24
CIK 1284293

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

Blue Ridge Paper Products Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (“Form 10-Q”), filed on May 16, 2005.  This Amendment No. 1 corrects certain inadvertently misstated information in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004—Net Sales” as it relates to net sales for the paper segment and, in particular, the increase in average pricing on paper grades.   Except as otherwise expressly stated herein, the information in this Amendment No. 1 is as of May 16, 2005, the date on which the Form 10-Q was filed, and this Amendment No. 1 does not purport to provide an update or discussion of any developments, if any, subsequent to such date.

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

Net sales for our packaging segment in the 2005 three-month period increased $1.6 million or 2.2% to $74.6 million compared to $73.0 million in 2004.  The increase in packaging segment sales was primarily attributable to an increase in average revenue per ton sold of 6.7% on non-converted coated board sold out of our Waynesville facility and 1.4% on our carton business.  Sales volume increased 1.7% for the packaging segment reflecting an increase in sales volume of our non-converted board out of our Waynesville facility partially offset by a decrease in sales of cartons. In the 2005 three-month period, our packaging segment sold 63,661 tons of coated and converted paperboard products at an average price of $1,172 per ton, compared to 62,601 tons sold in the 2004 three-month period at an average price of $1,165 per ton.

Net sales for our paper segment for the 2005 three-month period increased $5.9 million or 12.3% to $53.9 million compared to $48.0 million for the same period in 2004.  The increase is attributable to an increase in average revenue per ton shipped to $709 per ton in the 2005 three-month period compared to $592 per ton in the 2004 three-month period.  Average pricing on our paper grades increased approximately $60 per ton for the 2005 three-month period compared to the fiscal year ended December 31, 2004 and approximately $117 per ton for the 2005 three-month period compared to the 2004 three-month period.  Total sales volume for the paper segment decreased by 5,086 tons in the 2005 three-month to 76,073 tons as compared to 81,159 tons for the same period in 2004.  The volume decline is primarily attributable to a reduction of 4,467 tons in uncoated board sales.  Uncoated board sales volumes were reduced in order to increase transfers to our packaging segment to facilitate increased sales of higher value products as well as to replenish coating rawstock inventories that were depleted as a result of the flood downtime incurred in the third and fourth quarters of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date: May 24, 2005
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