Form 10-Q
period 2005-06-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2005-08-15
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐  No  ☒

The number of common shares outstanding at June 30, 2005 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PART 1.		FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Balance Sheets, June 30, 2005 (unaudited) and December 31, 2004 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended June 30, 2005 and 2004 (unaudited), Six Months Ended June 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Dollars in thousands)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$2,531	$2,466
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,129 and $1,820 in 2005 and 2004, respectively	53,245	45,814
Inventories	49,120	47,006
Prepaid expenses	796	1,715
Insurance proceeds receivable	6,000	10,539
Income tax receivable	55	76
Deferred tax asset	3,860	4,256
Total current assets	115,607	111,872
Property, plant, and equipment, net of accumulated depreciation of $97,114 and $88,517 in 2005 and 2004, respectively	183,345	187,336
Deferred financing costs, net	5,819	6,491
Other assets	171	55
Total assets	$304,942	$305,754

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of senior debt	$40	$39
Current portion of capital lease obligation	626	603
Accounts payable	35,202	44,521
Accrued expenses and other current liabilities	30,049	33,742
Interest payable	1,667	1,655
Total current liabilities	67,584	80,560
Senior debt, net of current portion	155,440	144,075
Parent Pay-In-Kind (PIK) Senior Subordinated Note	42,512	40,681
Capital lease obligations	1,169	1,484
Pension and postretirement benefits	21,683	21,211
Deferred tax liability	3,860	4,256
Other liabilities	763	1,271
Total liabilities	293,011	293,538
Obligation to redeem ESOP shares	38,516	35,257
Obligation to redeem restricted stock units of Parent	2,267	2,119
Commitments and contingencies (See notes)
Stockholder’s equity (deficit):
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2005 and 2004, respectively)	—	—
Additional paid-in capital	51,588	51,400
Accumulated deficit	(69,066)	(65,374)
Unearned compensation	(185)	—
Accumulated other comprehensive loss	(4,524)	(4,524)
	(22,187)	(18,498)
Receivable from Parent	(6,665)	(6,662)
Total stockholder’s equity (deficit)	(28,852)	(25,160)
Total liabilities and stockholder’s equity (deficit)	$304,942	$305,754

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations
Three- and Six-Month Periods Ended June 30, 2005 and 2004
(Dollars in thousands)
(unaudited)

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2005	2004	2005	2004
Net sales	$125,206	$121,445	$253,753	$242,426
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related losses and repairs and insurance recoveries	113,895	117,700	227,090	231,263
Depreciation and amortization	3,833	4,062	7,737	8,324
Flood-related losses and repairs	478	—	1,326	—
Insurance recoveries	—	—	(100)	—
Gross profit (loss)	7,000	(317)	17,700	2,839
Selling, general and administrative expenses	5,042	6,545	10,189	13,124
Depreciation and amortization	426	442	862	900
Insurance recoveries	—	—	(23)	—
ESOP expense	1,631	1,800	3,262	3,600
Profit-sharing expense	—	—	80	—
Operating profit (loss)	(99)	(9,104)	3,330	(14,785)
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,397)	(3,906)	(8,655)	(7,866)
Amortization of deferred financing costs	(341)	(298)	(673)	(587)
Government grant income	428	—	2,306	—
	(4,310)	(4,204)	(7,022)	(8,453)
Loss before income taxes	(4,409)	(13,308)	(3,692)	(23,238)
Income tax	—	—	—	—
Net loss	$(4,409)	$(13,308)	$(3,692)	$(23,238)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(Dollars in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(3,692)	$(23,238)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,599	9,224
Compensation expense for Parent restricted stock	148	88
Amortization of deferred financing costs	673	587
ESOP expense	3,262	3,600
Loss on sale of assets	—	6
Parent PIK Senior Subordinated Note for interest	1,872	1,711
Changes in operating assets and liabilities:
Accounts receivable, net	(7,431)	(11,392)
Inventories	(2,114)	8,224
Prepaid expenses	919	311
Insurance proceeds receivable	4,539	—
Income tax receivable	21	—
Accounts payable	(9,319)	5,888
Accrued expenses and other current liabilities	(3,693)	297
Interest payable	(29)	96
Pension and postretirement benefits	472	693
Other assets and liabilities	(625)	(848)
Net cash used in operating activities	(6,398)	(4,753)
Cash flows used in investing activities:
Additions to property, plant, and equipment	(4,608)	(7,077)
Proceeds from sale of property, plant, and equipment	—	2
Net cash used in investing activities	(4,608)	(7,075)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(3)	(276)
Payments on separation notes payable	—	(1,615)
Proceeds from borrowings under line of credit	84,090	69,225
Repayment of borrowings under line of credit	(72,705)	(55,650)
Cash paid for refinancing credit facilities	—	(151)
Repayments of long-term debt and capital lease obligations	(311)	(253)
Net cash provided by financing activities	11,071	11,280
Net increase (decrease) in cash	65	(548)
Cash, beginning of period	2,466	2,123
Cash, end of period	$2,531	$1,575
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest	$6,839	$6,060
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,831	1,804
Issuance of restricted stock units	333	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods.  Results for the six months ended June 30, 2005 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) for the year ended December 31, 2004.

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

(2)  Liquidity

The Company’s working capital needs are satisfied through its $50,000 revolving credit facility, which matures December 15, 2008.  The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000 for a specified period of time.  On December 21, 2004, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  This amendment was effective with the July borrowing base.  In addition, the Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $7,500 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Management believes the existing credit facility is adequate for the Company’s cash flow needs through the next 12 months.  Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2005.  However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The maximum and minimum borrowing availability at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Borrowing base	$47,517	$41,763
Revolver balance	29,735	18,350
Letters of credit	5,800	6,056
Maximum availability	11,982	17,357
Credit agreement restriction	7,500	7,500
Minimum availability	$4,482	$9,857

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

Property damage losses and related repairs and maintenance from these two floods through December 31, 2004 were $22,649.  Additional expenses were recorded of $478 and $1,326 during the three-month period and six-month period ended June 30, 2005, respectively.  The Company estimates its total losses from these floods (excluding business interruption) to range from $24,000 to $25,000, of which approximately $22,000 is recoverable through insurance proceeds and government grants.  For the year ended December 31, 2004, the Company had recorded insurance recoveries of $20,539.  For the six-month period ended June 30, 2005, the Company had recorded an additional $123 for insurance recoveries.  An insurance proceeds receivable of $6,000 was recorded at June 30, 2005, which reflects total insurance recoveries collected of $14,662.

In the wake of these events, the Company has been awarded two grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton.  The first grant was awarded by FEMA for repairs incurred from the two floods.  This grant was in the amount of $1,479, all of which was received by June 30, 2005.  The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis.  This grant provides for flood control repairs and improvements to the wastewater treatment facilities.  The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $428 in the three-month period ended June 30, 2005 and $2,306 in the six-month period ended June 30, 2005.  The remaining $3,673 is expected to be recognized as income over the next nine to 15 months as costs are incurred.

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

On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization (the “Plan”) for Parmalat.  The U.S. Bankruptcy Court in the Southern District of New York confirmed the Plan on March 10, 2005.  The effective date of the Plan was April 13, 2005.  The Plan provided that all preference claims against trade vendors be waived.  The Plan also provided for the reimbursement of unsecured creditors’ claims in cash payments.  At June 30, 2005, the Company had recorded a receivable of $754 related to the Plan with a valuation allowance of $278.  The Plan calls for periodic payments from the bankruptcy trust over approximately the next year.  On July 6, 2005, the first payment was received in the amount of $53.

Restricted Stock

On January 1, 2005, Blue Ridge Holding Corp., the Company’s parent (the “Parent”), entered into agreements with certain of the Company’s management employees entitling those employees to receive an aggregate of 37,338 restricted common stock units that vest over 18 months.  During the three-month period ended June 30, 2005, 600 units were cancelled.  The value of the remaining awards at the Company’s current stock value of $9.06 per share is $333.  The vested portion of $148 was recorded as compensation expense and is reflected in the obligation to redeem restricted stock units of the Parent and the unvested portion of $185 is reflected as unearned compensation and additional paid in capital at June 30, 2005 on the accompanying condensed consolidated balance sheet.

Management Fees

The Company accrued management fees to the Parent’s majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues.  Due to restrictions within debt covenants, no management fees were paid since September 2001, although such fees continued to be accrued.  On October 1, 2003, the management fee agreement with the Parent’s majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013.  On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005.  As of June 30, 2005 and December 31, 2004, the Company has recorded a liability of $6,736 for unpaid fees accrued under the agreement in other accrued expenses on the condensed consolidated balance sheets.  The Company is restricted from paying these accrued fees under the terms of its indenture governing the 9.5% notes issued by the Company in December 2003 (the “Notes”) and its working capital facility.

(4)  Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income.  As amended by the SEC in April 2005, the accounting provisions of SFAS No. 123R for a calendar year registrant are effective for reporting periods beginning after January 1, 2006.  The Company is required to adopt SFAS 123R in the first quarter of 2006 and is currently evaluating the effect that the adoption of FASB 123R will have on its financial position and results of operation.

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

(5)  Long-Term and Short-Term Debt

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010.  The note bears interest at a fixed rate at 5.5%.  Land and office buildings in Canton, North Carolina collateralize the note.  The balance of the note payable was $745 at June 30, 2005.

On December 17, 2003, the Company sold $125,000 of the Notes through a private placement offering under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semiannually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively.  Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $29,735 and $18,350 at June 30, 2005 and December 31, 2004, respectively, and letters of credit outstanding as of June 30, 2005 and December 31, 2004 were $5,800 and $6,056, respectively.  The maximum borrowing availability at June 30, 2005 was $11,982, subject to the availability restriction described in Note 2.

(6)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips.  The agreement’s first five-year term expired in May 2004.  The Company has exercised its first renewal option for an additional five-year period through May 2009 and has a second five-year option at its discretion.  The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year.  These chips are supplied by two

International Paper facilities in South Carolina and Tennessee and account for approximately 41% of the total mill requirements.  As of June 30, 2005, the Company has commitments to purchase wood chips of approximately $115,230 over the remaining current term of the agreements.

(b)  Labor Agreements

The Company has entered into collective bargaining labor agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and ServiceWorkers, International Union (“USW”), formerly the Paper, Allied-Industrial, Chemical and Energy Workers International Union, and the Bellwood Printing Pressmen, Assistants and Specialty Workers Union.  The USW union contract is due for renewal in May 2006.  The Company has exercised its right under the labor contract to notify USW that it desires to negotiate certain provisions of the labor contract before renewal.  If no new agreement is reached between the parties, the existing contract remains in place until May 2006.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit is being brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton mill is located, and into which the Company has a permit to discharge.  The plaintiffs are seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiffs in this action allege that the discharge of colored water from the Canton mill has resulted in a diminution of property value, but does not contain any allegation relating to health or safety matters.  The demand for damages is limited to a maximum of $74 (exclusive of interest and costs) per individual landowner.  Management has not recorded a liability for any amount related to this lawsuit as of June 30, 2005.

The Company is subject to litigation that may arise in the normal course of business.  In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company has currently accrued approximately $763 for closure of landfills as of June 30, 2005.  In addition, prior to June 30, 2005, the Company had carried an estimated liability of $500 for environmental remediation that existed prior to the Company’s formation.  During the three-month period ended June 30, 2005, management performed a detailed analysis of projects identified and released the $500 reserve.

(7)  Segment Information

The Company’s management makes financial decisions and allocates resources based on sales and operating income of the paper and packaging segments.  Although raw materials, the production processes, distribution methods and the regulatory environment are similar, management believes it is appropriate to separately disclose these segments.  The Company does not allocate selling, research and administration expenses to each segment, but management uses operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following tables:

Blue Ridge Paper Products Inc.

Three Months Ended June 30, 2005 and 2004

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2005	$49,878	$75,328	—	$125,206
	2004	50,182	71,26	—	121,445
Operating income (loss)	2005	2,895	4,105	(7,099)	(99)
	2004	(1,483)	1,166	(8,787)	(9,104)
Depreciation and amortization	2005	3,006	827	426	4,259
	2004	3,172	890	442	4,504
Total assets	2005	199,181	90,459	15,302	304,942
	2004	201,800	91,054	12,019	304,873
Capital expenditures	2005	1,696	892	—	2,588
	2004	4,018	531	363	4,912

Blue Ridge Paper Products Inc.

Six Months Ended June 30, 2005 and 2004

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2005	$103,792	$149,961	—	$253,753
	2004	98,211	144,215	—	242,426
Operating income (loss)	2005	9,446	8,254	(14,370)	3,330
	2004	(3,020)	5,859	(17,624)	(14,785)
Depreciation and amortization	2005	6,091	1,646	862	8,599
	2004	6,343	1,981	900	9,224
Total assets	2005	199,181	90,459	15,302	304,942
	2004	201,800	91,054	12,019	304,873
Capital expenditures	2005	3,283	1,325	—	4,608
	2004	6,046	668	363	7,077

(8)  Inventories

Components of inventory at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Raw materials	$15,194	$15,206
Work in progress	18,382	15,936
Finished goods	15,544	15,864
Total	$49,120	$47,006

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

OVERVIEW

Our results in the three-month period ended June 30, 2005, or the 2005 three-month period, were negatively impacted by the combination of demand moderation in our paper markets, the routine scheduled maintenance outage of our pulp mill, and higher raw material and energy costs.  While paper demand softened during the 2005 three-month period, the industry has maintained a reasonable supply and demand balance by removing additional capacity from the market this year.  Our packaging markets continued to enjoy stable demand and we are experiencing moderate price improvement.

The uncoated paper market had mixed results in the 2005 three-month period.  While pricing was slightly higher, total volume was down.  A portion of the lower volume was due to strong demand in March 2005 in anticipation of an announced price increase in April 2005.  We anticipate that demand for the three-month period ending September 30, 2005 will return to levels experienced in the three-month period ended March 31, 2005.  Demand for our bleached paperboard products was up 4.4% in the 2005 three-month period when compared to the three-month period ended March 31, 2005.  Our coated paperboard segment of the bleached paperboard market continues to show moderate improvement in demand, which we are forecasting to continue into the three-month period ending September 30, 2005.

Our operating results continued to be negatively affected by higher costs for raw materials and energy.  Transportation and shipping costs also continue to increase reflecting higher fuel prices, availability of containers, and the impact of the new Department of Transportation rules limiting hours of driving.  Our Six Sigma and Lean Manufacturing initiatives have gained momentum during the 2005 three-month period.  These initiatives have improved the productivity, efficiencies and quality of our products, which have reduced the impact of the raw material and energy cost increases.  As of June 30, 2005, over 264 of our employees have received Six Sigma training.  We anticipate that by the end of the year, over 300 employees will have received Six Sigma training.

In April 2005, our Canton mill conducted a scheduled annual maintenance outage of our pine pulp mill.  The impact of this planned outage on the 2005 three-month period earnings was approximately $2.6 million.  The negative impact was primarily due to increased maintenance costs and the cost of purchased pine fiber used during the outage to meet paper machine requirements.

Flood prevention activities continued in the 2005 three-month period.  In the three-month period ended March 31, 2005, we recognized government grant income totaling $1.9 million.  This compared to $0.4 million in the 2005 three-month period.  The grant income is being used to repair and more permanently protect our wastewater facility, which also serves the town of Canton, North Carolina.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2005	2004	2005	2004

Net sales:
Packaging	$75.3	$71.2	$150.0	$144.2
Paper	49.9	50.2	103.8	98.2
Total	$125.2	$121.4	$253.8	$242.4

Operating profit (loss):
Packaging	$4.1	$1.2	$8.3	$5.8
Paper	2.9	(1.5)	9.4	(3.0)
Total segments’ operating profit (loss)	$7.0	$(0.3)	$17.7	$2.8

Corporate expense	7.1	8.8	14.4	17.6
Total operating profit (loss)	$(0.1)	$(9.1)	$3.3	$(14.8)

Percentage of net sales:
Packaging	60.1%	58.6%	59.1%	59.5%
Paper	39.9%	41.4%	40.9%	40.5%
Total	100.0%	100.0%	100.0%	100.0%

Operating margin:
Packaging	5.4%	1.7%	5.5%	4.0%
Paper	5.8%	(3.0)%	9.1%	(3.1)%
Total	5.6%	(0.2)%	7.0%	1.2%

Shipments (tons):
Packaging segment	66,473	64,230	130,134	126,831
Paper segment	70,108	80,049	146,181	161,208
Total	136,581	144,279	276,315	288,039

Average price ($ per ton):
Packaging segment	$1,133	$1,109	$1,153	$1,137
Paper segment	712	627	710	609
Average price	$917	$841	$919	$842

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Sales.  Net sales for the 2005 three-month period increased $3.8 million or 3.1% to $125.2 million compared to $121.4 million for the 2004 three-month period.  Net sales in our packaging segment increased $4.1 million, while total net sales in our paper segment decreased by $0.3 million.

Net sales for our packaging segment for the 2005 three-month period increased $4.1 million or 5.8% to $75.3 million compared to $71.2 million for the 2004 three-month period.  For the 2005 three-month period, our packaging segment sold 66,473 tons of coated and converted paperboard products at an average price of $1,133 per ton, compared to 64,230 tons sold for the 2004 three-month period at an average price of $1,109 per ton.  The increase in packaging segment sales is attributable to a 3.5% increase in volume shipped and a 2.2% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2005 three-month period decreased $0.3 million or 0.6% to $49.9 million compared to $50.2 million in the three-month period ended June 30, 2004, or the 2004 three-month period.  Net sales volume in our paper segment declined 9,941 tons to 70,108 tons shipped in the 2005 three-month period as compared to 80,049 tons shipped in the 2004 three-month period.  Nearly half of the net sales volume decline was due to reduced sales of non-converted bleached board, which resulted from increased transfers to our packaging segment for further converting into value-added products.  The remaining decline in net sales volume was attributable to lower demand in our uncoated paper grades.  Average pricing in our paper segment improved to $712 per ton shipped in the 2005 three-month period as compared to $627 per ton shipped in the 2004 three-month period.

Operating Profit (Loss).  Total segments’ operating profit increased $7.3 million to $7.0 million in the 2005 three-month period compared to an operating loss of $0.3 million for the 2004 three-month period.  As a percentage of sales, total segments’ operating profit increased to 5.6% in the 2005 three-month period from a 0.2% loss in the 2004 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

Segment Operating Profit (Loss)	Three-Month Period Ended June 30, 2005	Three-Month Period Ended June 30, 2004	Change

	$7.0	$(0.3)	$7.3

Product pricing improvement			$8.5

Outbound transportation costs			(1.2)

One-time severance expenses in 2004 over 2005			2.1

Reduced wage and benefit costs			2.6

Plastic resin costs of coating materials			(2.6)

Energy costs at the Canton, NC mill			(2.4)

Reduced operating and fixed expenses – packaging segment			0.8

Reduced productivity in paper segment			(0.8)

Other miscellaneous items			0.3

Total			$7.3

Operating profit for our packaging segment increased $2.9 million in the 2005 three-month period to $4.1 million or 5.4% of packaging segment sales, compared to $1.2 million or 1.7% of packaging segment sales for the 2004 three-month period.  The increase in operating profit for our packaging segment was due primarily to: (i) increased pricing on non-converted coated board sales of $2.2 million and on carton sales of $0.9 million; (ii) severance expenses of $1.2 million incurred in the 2004 three-month period related to the shutdown of our Fort Worth, Texas converting facility; (iii) reduced wage and benefit costs of $1.1 million due to headcount reductions and the impact of our healthcare initiatives; (iv) reduced operating and fixed expenses of $0.8 million primarily due to the consolidation of capacity within our liquid packaging business; and (v) other miscellaneous variances totaling a favorable $0.2 million.  The increase in packaging segment operating profit in the 2005 three-month period was partially offset by a $2.6 million increase in the price of plastic/resin, one of our primary raw materials used at our Waynesville converting facility, as well as a $0.9 million increase in outbound transportation costs due primarily to higher fuel pricing.

Operating profit for our paper segment increased $4.4 million in the 2005 three-month period to $2.9 million or 5.8% of paper segment sales, compared to a loss of $1.5 million or 3.0% of paper segment sales for the 2004 three-month period.  The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on paper sales of $4.9 million and on uncoated board sales of $0.5 million; (ii) severance expenses of $0.9 million incurred in the 2004 three-month period related to headcount reductions at our Canton, North Carolina manufacturing facility; (iii) reduced wage and benefit costs of $1.5 million primarily due to the headcount reductions completed at the Canton, North Carolina facility; and (iv) other miscellaneous variances totaling a favorable $0.1 million.  The increase in paper segment operating profit for the 2005 three-month period was partially offset by a $2.4 million increase in purchase pricing on fuels and electricity consumed at our Canton, North Carolina manufacturing facility, a $0.3 million increase in outbound transportation costs due primarily to higher fuel pricing and productivity declines resulting in an approximate loss of $0.8 million in production opportunity.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased $1.5 million or 23.1% to $5.0 million in the 2005 three-month period compared to $6.5 million for the 2004 three-month period.  The decrease in selling, general and administrative expenses for the 2005 three-month period was primarily attributable to: (i) incurrence of $0.3 million in startup costs for our medical clinic in Canton, North Carolina during the 2004 three-month period; (ii) beginning in January 2005, termination of future obligations under the management fee agreement, as amended, with the majority stockholder of Blue Ridge Holding Corp., our parent, resulting in a savings of $0.6 million in the 2005 three-month period as compared to the 2004 three-month period; (iii) release of a $0.5 million environmental reserve in the 2005 three-month period; and (iv) other miscellaneous variances totaling a favorable $0.1 million.

Interest and Amortization Expenses.  Interest and amortization expenses increased $0.5 million to $4.7 million for the 2005 three-month period compared to $4.2 million for the 2004 three-month period.  This is due primarily to an increased borrowing level on our revolving line of credit as well as an increase in the balance on our Parent Pay-In-Kind (PIK) Senior Subordinated Note.

Government Grant Income.  Flood prevention activities continue at our Canton, North Carolina manufacturing facility following the flood damage incurred at that facility in the third quarter of 2004.  In the 2005 three-month period, we recognized government grant income totaling $0.4 million.  The grant income is being used to repair and more permanently protect our wastewater facility, which also serves the town of Canton, North Carolina.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Sales.  Net sales for the six months ended June 30, 2005, or the 2005 six-month period, increased to $253.8 million or 4.7% compared to $242.4 million for the six months ended June 30, 2004, or the 2004 six-month period.  This increase in total revenue is attributable to an increase in the weighted average revenue per ton shipped to $918 per ton in the 2005 six-month period from $842 per ton in the 2004 six-month period.  This increase in average revenue per ton sold was primarily due to improved pricing in all four of our major grade lines: paper, uncoated board, coated board and cartons.  The increase in revenue per unit sold resulted in an approximate $19.2 million increase in total revenue in the 2005 six-month period as compared to the 2004 six-month period.  Total sales volume declined 11,724 tons or 4.1% to 276,315 tons in the 2005 six-month period compared to 288,039 tons for the 2004 six-month period.  The reduction in sales volume reflected reduced productivity in our paper segment and a reduction in sales of non-converted bleached board, which resulted from increased transfers to our packaging segment for further converting into value-added products.

Net sales for our packaging segment for the 2005 six-month period increased $5.8 million or 4.0% to $150.0 million compared to $144.2 million for the 2004 six-month period.  The increase in net sales is attributable to: (i) an average net sales price per ton increase of 1.7% for cartons and 7.7% for non-converted coated paperboard in the 2005 six-month period compared to the 2004 six-month period; and (ii) a 12.3% increase in volume of our non-converted coated paperboard shipments in the 2005 six-month period as compared to the 2004 six-month period.  Conversely, shipment volume for our converted cartons declined 4.7% in the 2005 six-month period as compared to the 2004 six-month period.

Sales for our paper segment for the 2005 six-month period increased $5.6 million or 5.7% to $103.8 million compared to $98.2 million for the 2004 six-month period.  This increase is attributable to an average net sales price per ton increase of 15.2% for our paper grades and 19.2% for uncoated paperboard in the 2005 six-month period as compared to the 2004 six-month period.  Total segment shipment volume declined 15,027 tons or 9.3% to 146,181 tons in the 2005 six-month period compared to 161,208 tons in the 2004 six-month period.  The reduction in sales volume reflected reduced productivity in our paper segment and a reduction in sales of non-converted bleached board, which resulted from increased transfers to our packaging division for further converting into value-added products.

Operating Profit (Loss).  Total segments’ operating profit increased $14.9 million to $17.7 million in the 2005 six-month period compared to an operating profit of $2.8 million for the 2004 six-month period.  As a percentage of sales, total segments’ operating profit increased to 7.0% in the 2005 six-month period from 1.2% in the 2004 six-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

Segment Operating Profit (Loss)	Six-Month Period Ended June 30, 2005	Six-Month Period Ended June 30, 2004	Change

	$17.7	$2.8	$14.9

Product pricing improvement			$19.2

Net flood impact to 2005 six-month period			(1.2)

Outbound transportation costs			(2.7)

One-time severance expenses in 2004 over 2005			4.7

Reduced wage and benefit costs			4.3

Inventory capitalization due to increased raw material and energy costs			1.7

Major raw material pricing (plastic resin and chemicals)			(7.6)

Energy costs at the Canton, NC mill			(4.8)

Reduced operating and fixed expenses – packaging segment			0.9

Other miscellaneous items			0.8

Total			$14.9

Operating profit for our packaging segment in the 2005 six-month period increased $2.5 million to $8.3 million compared to $5.8 million for the 2004 six-month period.  The increase was primarily due to: (i) increases to the average net selling prices for coated paperboard and carton products of 7.7% and 1.7%, respectively, compared to the 2004 six-month period.  This increase in average selling price added $5.3 million to revenues and operating profit for the 2005 six-month period as compared to the 2004 six-month period; (ii) severance expenses of $2.5 million incurred in the 2004 six-month period related to the shutdown of our Fort Worth, Texas converting facility; (iii) reduced wage and benefit costs of $1.8 million; (iv) reduced operating and fixed expenses of $0.9 million primarily due to the consolidation of capacity within our liquid packaging business; and (v) increased inventory capitalization of $1.2 million reflecting increased costs for raw materials and energy.  The increase in packaging segment operating profit in the 2005 six-month period was partially offset by: (i) a $5.1 million increase in the price of plastic/resin, one of our primary raw materials used at our Waynesville converting facility; (ii) a $2.0 million increase in outbound transportation costs due primarily to higher fuel pricing; (iii) increased transfer cost of rawstock paperboard of $2.0 million; and (iv) other miscellaneous items totaling a negative $0.1 million.

Operating profit for our paper segment increased $12.4 million in the 2005 six-month period to $9.4 million as compared to an operating loss of $3.0 million for the 2004 six-month period.  The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on paper sales of $13.0 million and on uncoated board sales of $0.9 million; (ii) severance expenses that were $2.2 million higher in the 2004 six-month period related to headcount reductions at our Canton, North Carolina manufacturing facility; (iii) reduced wage and benefit costs of $2.5 million primarily due to the headcount reductions completed at the Canton, North Carolina facility and the impact of our healthcare initiatives; (iv) increased transfer revenue for the rawstock sent to our Waynesville facility of $2.0 million; (v) increased inventory capitalization of $0.5 million reflecting increased costs for raw materials and energy; and (vi) other miscellaneous items totaling $0.9 million.  The increase in paper segment operating profit in the 2005 six-month period was partially offset by: (i) a $4.8 million increase in purchase pricing on fuels and electricity consumed at our Canton, North Carolina manufacturing facility; (ii) a $0.7 million increase in outbound transportation costs due primarily to higher fuel pricing; (iii) an approximate $2.5 million increase in pricing for chemicals utilized in our pulping process; and (iv) net expenses of approximately

$1.2 million to effect repairs to the Canton mill infrastructure resulting from flood damage incurred at that facility in the third quarter of 2004.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased $2.9 million or 22.1% to $10.2 million in the 2005 six-month period compared to $13.1 million for the 2004 six-month period.  The decrease in selling, general and administrative expenses for the 2005 period was primarily attributable to: (i) incurrence of $0.3 million in startup costs for our medical clinic in Canton, North Carolina during the 2004 six-month period; (ii) beginning in January 2005, termination of future obligations under the management fee agreement, as amended, with the majority stockholder of our parent, resulting in a savings of $1.2 million in the 2005 six-month period as compared to the 2004 six-month period; (iii) release of a $0.5 million environmental reserve in the 2005 six-month period; (iv) severance expenses of $0.2 million incurred in the 2004 six-month period related to headcount reduction at our headquarters facility; (v) reduction of a $0.5 million severance reserve resulting from lower-than-projected healthcare costs of terminated employees of our closed Fort Worth, Texas DairyPak facility; and (vi) other miscellaneous variances totaling $0.2 million.

Interest and Amortization Expenses.  Interest and amortization expenses increased $0.8 million to $9.3 million for the 2005 six-month period compared to $8.5 million for the 2004 six-month period.  This increase is due primarily to an increased borrowing level on our revolving line of credit as well as an increase on our Parent PIK Senior Subordinated Note.

Government Grant Income.  Flood prevention activities continue at our Canton, North Carolina manufacturing facility following the flood damage incurred at that facility in the third quarter of 2004.  In the 2005 six-month period, we recognized government grant income totaling $2.3 million.  The grant income is being used to repair and more permanently protect our wastewater facility, which also serves the town of Canton, North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs.  Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at June 30, 2005 was approximately $157.3 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of 2005 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.  In December 2003, we issued $125.0 million of Notes in a private offering.  Proceeds from issuance of the Notes were used to repay our Term Loan A and B and our existing revolving credit facility under the 1999 credit agreement.  In addition, we paid $7.0 million on the Parent PIK Subordinated Note.  We entered into a $45.0 million revolving credit facility in December 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  This amendment was effective with the July borrowing base and has increased our borrowing availability by approximately $5.5 million subject to maximum borrowing availability restrictions.  The maximum borrowing availability at December 31, 2004 and June 30, 2005 was $17.4 million and $12.0 million, respectively.  The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $7.5 million (as amended December 21, 2004).  If the covenant availability does not meet the required minimum, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered.  We do not believe that we will be subject to the fixed charge coverage ratio for the remainder of 2005 based on: (i) improved market conditions; (ii) improvements to our cost structure; (iii) reductions to working capital; and (iv) amendment to our credit agreement.

As of June 30, 2005, we had a covenant availability of $12.0 million, which is $4.5 million in excess of the required minimum.

Summary of Cash Flow ($ in millions):

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(6.4)	$(4.8)
Net cash used in investing activities	(4.6)	(7.1)
Net cash provided by financing activities	11.1	11.3
Net increase (decrease) in cash	$0.1	$(0.6)

Cash balance	$2.5	$1.6

The cash used in operations was $6.4 million for the 2005 six-month period.  The cash used by operations was attributable to increases in accounts receivable and inventory and decreases in accounts payable, accrued expenses and other liabilities and the net loss for the 2005 six month period.  Accounts payable decreased as we continued to pay invoices related to the September 2004 flooding at our Canton mill site.  We received a $1.0 million payment from our insurance carrier in July 2005 and expect to finalize our claims with a final payment of $5.0 million in August.  Our accounts receivable growth is due to an increase in foreign sales, which carry longer terms than domestic sales.  The current level of inventory turns is 8.9 times and our goal is to reduce our inventory in the last half of 2005.

The cash used in investing activities was $4.6 million and $7.1 million for the 2005 six-month period and the 2004 six-month period, respectively.  The decrease in net cash used in investing activities was due to a decrease in capital spending for the 2005 six-month period compared to the 2004 six-month period.  The decrease is due to timing of capital projects for 2005.  For the calendar year 2005, we currently estimate that our capital spending will be approximately $21.2 million, of which $3.2 million will be funded by a grant from the State of North Carolina for flood prevention.  The remaining $1.3 million of state grant funds will be spent in 2006.

Net cash provided by financing activities was $11.1 million for the 2005 six-month period, which was primarily attributable to net borrowings on our revolving line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We manage interest cost using a combination of fixed and variable rate debt.  As of June 30, 2005, we have $125.0 million of Notes outstanding and a $50.0 million working capital credit facility at variable rates of interest.  As of June 30, 2005, approximately $29.7 million was outstanding under our working capital credit facility consisting of short-term interest rates of 1.0% over Applicable Revolver Index Margin and 2.75% over Applicable Revolver Libor Margin, as defined.  Our working capital facility offers two options for interest rates:  Applicable Revolver Libor margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from .75% - 1.25%.  The rate is based on revolver availability.  At the end of June 2005, we were at the mid-point of the interest rate range.  In addition, as of June 30, 2005, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of five years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BLUE RIDGE PAPER PRODUCTS INC.

Date: August 15, 2005
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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