Form 10-Q
period 2005-09-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2005-11-14
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of common shares outstanding at September 30, 2005 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, September 30, 2005 (unaudited) and December 31, 2004 (derived from audited financial statements

Condensed Consolidated Statements of Operations, Three Months Ended September 30, 2005 and 2004 (unaudited), Nine Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash	$1,804	$2,466
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,227 and $1,820 in 2005 and 2004, respectively	61,920	45,814
Inventories	50,289	47,006
Prepaid expenses	971	1,715
Insurance proceeds receivable	257	10,539
Income tax receivable	55	76
Deferred tax asset	4,287	4,256
Other current assets	36	—
Total current assets	119,619	111,872

Property, plant, and equipment, net of accumulated depreciation of $101,289 and $88,517 in 2005 and 2004, respectively	187,395	187,336
Deferred financing costs, net	5,468	6,491
Other assets	161	55
Total assets	$312,643	$305,754

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of senior debt	$41	$39
Current portion of capital lease obligation	624	603
Accounts payable	46,410	44,521
Accrued expenses and other current liabilities	32,885	33,742
Interest payable	5,474	1,655
Total current liabilities	85,434	80,560
Senior debt, net of current portion	149,314	144,075
Parent Pay-In-Kind (PIK) Senior Subordinated Note	42,512	40,681
Capital lease obligations	1,109	1,484
Pension and postretirement benefits	22,244	21,211
Deferred tax liability	4,287	4,256
Other liabilities	751	1,271
Total liabilities	305,651	293,538
Obligation to redeem ESOP shares	38,901	35,257
Obligation to redeem restricted stock units of Parent	2,309	2,119
Commitments and contingencies (See notes)
Stockholder’s equity (deficit):
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2005 and 2004, respectively)	—	—
Additional paid-in capital	52,791	51,400
Accumulated deficit	(74,458)	(65,374)
Unearned compensation	(111)	—
Accumulated other comprehensive loss	(4,524)	(4,524)
	(26,302)	(18,498)
Receivable from Parent	(7,916)	(6,662)
Total stockholder’s deficit	(34,218)	(25,160)
Total liabilities and stockholder’s deficit	$312,643	$305,754

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three- and Nine-Month Periods Ended September 30, 2005 and 2004

(Dollars in thousands)

(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net sales	$129,781	$117,448	$383,534	$359,874
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related losses and repairs and insurance recoveries	117,676	107,473	344,766	338,730
Depreciation and amortization	3,749	4,050	11,486	12,374
Flood-related losses and repairs	634	18,056	1,960	18,056
Insurance recoveries	(257)	(16,056)	(357)	(16,056)
Gross profit	7,979	3,925	25,679	6,770
Selling, general and administrative expenses	6,110	6,832	16,299	19,956
Loss on litigation	2,000	—	2,000	—
Depreciation and amortization	427	476	1,289	1,376
Insurance recoveries	—	—	(23)	—
ESOP expense	1,630	1,800	4,892	5,400
Profit-sharing expense	—	—	80	—
Gain on sale of assets	(44)	(58)	(44)	(52)
Operating profit (loss)	(2,144)	(5,125)	1,186	(19,910)
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,333)	(4,003)	(12,988)	(11,869)
Amortization of deferred financing costs	(350)	(321)	(1,023)	(908)
Government grant income	1,436	—	3,742	—
Loss on equity method investment	(1)	—	(1)	—
	(3,248)	(4,324)	(10,270)	(12,777)
Loss before income taxes	(5,392)	(9,449)	(9,084)	(32,687)
Income tax	—	—	—	—
Net loss	$(5,392)	$(9,449)	$(9,084)	$(32,687)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(9,084)	$(32,687)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,775	13,750
Asset impairment due to flood related losses	—	706
Compensation expense for Parent restricted stock	222	138
Amortization of deferred financing costs	1,023	908
ESOP expense	4,892	5,400
Gain on sale of assets	(44)	(52)
Parent PIK Senior Subordinated Note for interest	2,828	2,589
Changes in operating assets and liabilities:
Accounts receivable, net	(16,106)	(2,305)
Inventories	(3,283)	20,609
Prepaid expenses	744	(181)
Insurance proceeds receivable	10,282	(11,056)
Income tax receivable	21	(44)
Other current assets	(36)	—
Accounts payable	1,889	6,524
Accrued expenses and other current liabilities	(857)	3,746
Interest payable	2,822	3,050
Pension and postretirement benefits	1,033	572
Other assets and liabilities	(628)	(1,545)
Net cash provided by operating activities	8,493	10,122
Cash flows used in investing activities:
Additions to property, plant, and equipment	(12,739)	(9,900)
Proceeds from sale of property, plant, and equipment	45	70
Net cash used in investing activities	(12,694)	(9,830)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(1,254)	(944)
Payments on separation notes payable	—	(1,615)
Proceeds from borrowings under line of credit	124,800	102,315
Repayment of borrowings under line of credit	(119,530)	(92,755)
Cash paid for refinancing credit facilities	—	(279)
Repayments of long-term debt and capital lease obligations	(477)	(381)
Net cash provided by financing activities	3,539	6,341
Net increase (decrease) in cash	(662)	6,633
Cash, beginning of period	2,466	2,123
Cash, end of period	$1,804	$8,756
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $305 and $599 in 2005 and 2004, respectively	$7,375	$7,348
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,831	1,804
Issuance of restricted stock units	333	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the nine months ended September 30, 2005 may not necessarily be indicative of full-year results. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) for the year ended December 31, 2004.

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

(2)  Liquidity

The Company’s working capital needs are satisfied through its $50,000 revolving credit facility, which matures December 15, 2008. The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000 for a specified period of time. On December 21, 2004, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis. For further discussion, see the Company’s annual report on Form 10-K for the year ended December 31, 2004. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. This amendment was effective with the July 2005 borrowing base. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $7,500 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. Management believes the existing credit facility is adequate for the Company’s current cash flow needs. Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2005. However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials and energy, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The maximum and minimum borrowing availability at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Borrowing base	$50,000	$41,763
Revolver balance	23,620	18,350
Letters of credit	5,519	6,056
Maximum availability	20,861	17,357
Credit agreement restriction	7,500	7,500
Minimum availability	$13,361	$9,857

(3)  Recent Developments

Cocke County, Tennessee Lawsuit

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant. The lawsuit was brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton Mill is located, and into which the Company has a permit to discharge. The plaintiffs were seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present. The plaintiffs in this action alleged that the discharge of (colored) water from the Canton Mill resulted in a nuisance (diminution of property value), but did not contain any allegation relating to health or safety matters. The demand for damages was limited to a maximum of $74,000 (exclusive of interest and costs) per individual landowner, or collectively a total of $22.5 million.

On August 17, 2005, a Cocke County Court jury ruled in favor of the Plaintiff class awarding $2.0 million for nuisance damages with no punitive damages being awarded. On September 29, 2005, the Company filed a Motion for Judgment Notwithstanding the Verdict or, In the Alternative, Motion for New Trial. If this motion is denied, the Company plans to appeal to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee. In accordance with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” a reserve of $2.0 million was established in the three-month period ended September 30, 2005 to recognize the potential liability.

Investment in Envases Panama, S.A.

On August 11, 2005, the Company entered into a joint venture to supply liquid packaging solutions to the Central American and Caribbean markets. The new company, Envases Panama, S.A. (“Envases”), will be located in Panama City, Panama and will produce “gable top” cartons under a licensing agreement with the Company. The Company owns 20% of the stock of Envases and has an exclusive supply agreement with Envases to provide coated board for carton production. Under the guidelines for FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, a business enterprise should evaluate whether it has a controlling financial interest in an entity through other means than voting rights and accordingly should consolidate the entity. As a result of the application of the provisions of FIN 46R, the Company determined that Envases was a Variable Interest Entity (VIE). The Company also determined that it holds a significant interest in the VIE, but is not the primary beneficiary. Therefore, the Company uses the equity method of accounting for financial reporting. In management’s estimation the maximum exposure to a loss as a result of the involvement with the VIE would be approximately $1,250 in the first year. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements at September 30, 2005.

Restricted Stock

On January 1, 2005, Blue Ridge Holding Corp., the Company’s parent (the “Parent”), entered into agreements with certain of the Company’s management employees entitling those employees to receive a net aggregate of 36,738 restricted common stock units that vest over 18 months. The value of these awards at the Company’s current stock value of $9.06 per share is $333 and is included in the obligation to redeem restricted stock units of Parent at September 30, 2005. The vested portion of $222 was recorded as compensation expense and is reflected in selling, general and administrative expenses and the unvested portion of $111 is reflected as unearned compensation and additional paid in capital at September 30, 2005 in the accompanying condensed consolidated balance sheet.

Management Fees

The Company accrued management fees to the Parent’s majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues. Due to restrictions within debt covenants, no management fees were paid since September 2001, although such fees continued to be accrued. On October 1, 2003, the management fee agreement with the Parent’s majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013. On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005. As of September 30, 2005 and December 31, 2004, the Company has recorded a liability of $6,736 for unpaid fees accrued under the agreement in other accrued expenses on the condensed consolidated balance sheets. The Company is restricted from paying these accrued fees under the terms of its indenture governing the 9.5% notes issued by the Company in December 2003 (the “Notes”) and its working capital facility.

Flood Losses and Government Grants

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

Property damage losses and related repairs and maintenance from these two floods through December 31, 2004 were $22,649. Additional expenses were recorded in gross profit of $634 and $1,960 during the three-month period and nine-month period ended September 30, 2005, respectively. The Company estimates its total losses from these floods (excluding business interruption) to range from $24,000 to $25,000, of which approximately $22,000 is recoverable through insurance proceeds and government grants. For the year ended December 31, 2004, the Company had recorded insurance recoveries of $20,539. For the nine-month period ended September 30, 2005, the Company had recorded an additional $380 for insurance recoveries. An insurance proceeds receivable of $257 was recorded at September 30, 2005, which reflects total insurance recoveries collected of $20,662.

In the wake of these events, the Company has been awarded two grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton. The first grant was awarded by FEMA for repairs incurred from the two floods. This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005. The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis. This grant provides for flood control repairs and improvements to the wastewater treatment facilities. The Company has recognized this grant to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $1,436 in the three-month period ended September 30, 2005 and $2,263 in the nine-month period ended September 30, 2005. The remaining $2,237 is expected to be recognized as income over the next nine to 12 months as costs are incurred.

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

On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization (the “Plan”) for Parmalat. The U.S. Bankruptcy Court in the Southern District of New York confirmed the Plan on March 10, 2005. The effective date of the Plan was April 13, 2005. The Plan provided that all preference claims against trade vendors be waived. The Plan also provided for the reimbursement of unsecured creditors’ claims in cash payments. At September 30, 2005, the Company had recorded a net receivable of $423 related to the Plan. The Plan calls for periodic payments from the bankruptcy trust over approximately the next year. On July 6, 2005, the first payment was received in the amount of $53.

(4)  Long-Term and Short-Term Debt

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010. The note bears interest at a fixed rate at 5.5%. Land and office buildings in Canton, North Carolina collateralize the note. The balance of the note payable was $735 at September 30, 2005.

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

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis. The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $23,620 and $18,350 at September 30, 2005 and December 31, 2004, respectively, and letters of credit outstanding as of September 30, 2005 and December 31, 2004 were $5,519 and $6,056, respectively. The maximum borrowing availability at September 30, 2005 was $20,861, subject to the availability restriction described in Note 2.

(5)  Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$379	$352	$1,138	$925
Interest cost	230	201	689	527
Expected return on assets	(231)	(167)	(692)	(439)
Amortization of prior service cost	(13)	2	(41)	5
Amortization of actuarial loss	135	105	406	275
Settlement charges	0	0	0	0
Curtailment	0	0	0	0
Total net periodic benefits costs	$500	$493	$1,500	$1,293

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost. The Company estimates its benefits payments in fiscal year 2005 will be approximately $287. Benefits payments in fiscal year 2004 were $195.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$136	$145	$408	$409
Interest cost	247	226	739	635
Expected return on assets	0	0	0	0
Amortization of prior service cost	38	25	115	72
Amortization of actuarial loss	4	6	13	16
Settlement charges	0	0	0	0
Curtailment	0	0	0	0
Total net periodic benefits costs	$425	$402	$1,275	$1,132

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost. The Company estimates its benefits payments in fiscal year 2005 will be approximately $176. Benefits payments in fiscal year 2004 were $138.

(6)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips. The agreement’s first five-year term expired in May 2004. The Company has exercised its first renewal option for an additional five-year period through May 2009 and has a second five-year option at its discretion. The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year. These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 41% of the total mill requirements. As of September 30, 2005, the Company has commitments to purchase wood chips of approximately $107,722 over the remaining current term of the agreement.

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

(c)  Litigation, Claims and Assessments

On April 15, 2003, a class action lawsuit was filed against the Company on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22.5 million. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded. A reserve of $2.0 million was recorded in the third quarter ended September 30, 2005 to recognize the potential liability. The Company will appeal the decision to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee. (See Note 3 for more information).

The Company is subject to litigation that may arise in the normal course of business. In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company has currently accrued approximately $750 for closure of landfills as of September 30, 2005. In addition, prior to September 30, 2005, the Company had carried an estimated liability of $500 for environmental remediation that existed prior to the Company’s formation. During the nine-month period ended September 30, 2005, management performed a detailed analysis of projects identified and released the $500 reserve.

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

Blue Ridge Paper Products Inc.

Three Months Ended September 30, 2005 and 2004

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2005	$54,299	$75,482	—	$129,781
	2004	46,820	70,628	—	117,448
Operating profit (loss)	2005	5,347	2,676	(10,167)	(2,144)
	2004	641	3,342	(9,108)	(5,125)
Depreciation and amortization	2005	2,906	843	427	4,176
	2004	3,195	855	476	4,526
Total assets	2005	201,984	95,653	15,006	312,643
	2004	195,108	85,576	18,874	299,558
Capital expenditures	2005	6,917	1,088	126	8,131
	2004	2,202	372	249	2,823

Blue Ridge Paper Products Inc.

Nine Months Ended September 30, 2005 and 2004

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2005	$158,091	$225,443	—	$383,534
	2004	145,031	214,843	—	359,874
Operating profit (loss)	2005	14,793	10,930	(24,537)	1,186
	2004	(2,379)	9,201	(26,732)	(19,910)
Depreciation and amortization	2005	8,997	2,489	1,289	12,775
	2004	9,538	2,836	1,376	13,750
Total assets	2005	201,984	95,653	15,006	312,643
	2004	195,108	85,576	18,874	299,558
Capital expenditures	2005	10,200	2,413	126	12,739
	2004	8,248	1,040	612	9,900

(8)  Inventories

Components of inventory at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Raw materials	$18,557	$15,206
Work in progress	14,547	15,936
Finished goods	17,185	15,864
Total	$50,289	$47,006

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

Despite record quarterly revenues for the third quarter ended September 30, 2005, our net loss was greater than the second quarter ended June 30, 2005 largely due to a $2.0 million jury award in a class action lawsuit against us, a power failure at the Canton mill and higher material and energy costs, which were partially offset due to a scheduled pulp mill outage in the second quarter ended June 30, 2005 and no corresponding outage in the third quarter ended September 30, 2005. While we continue to experience strong demand for our products, we are encountering unprecedented increases in costs for energy, transportation, polymers and chemicals as a result of Hurricanes Katrina and Rita. We believe that this difficult cost environment will continue over the next few quarters and, as a result, we are in the process of implementing energy surcharges to our customers to help mitigate some of the cost increases and are focusing on our continuous improvement efforts, such as Six Sigma and Lean Manufacturing, to reduce our input costs and improve customer satisfaction.

Earnings in the third quarter ended September 30, 2005 were negatively impacted by the continued rise in raw material and energy costs. When compared to the second quarter ended June 30, 2005, these costs were up approximately $1.2 million.

Pricing in the third quarter ended September 30, 2005 in our packaging segment improved 3.4% over the second quarter ended June 30, 2005. Total volume was down approximately 2,000 tons when compared to shipments of 66,473 tons in the second quarter ended June 30, 2005.

Uncoated paper shipments improved in the third quarter ended September 30, 2005. Shipments for the third quarter totaled 70,841 tons, which was an increase of 6,043 tons when compared to shipments for the second quarter ended June 30, 2005. Overall pricing for uncoated paper was down 1.3% when compared to the second quarter ended June 30, 2005. The reduction in overall price was primarily due to a slight deterioration of pricing in our offset paper product line. The major challenge facing the paper segment in the fourth quarter ending December 31, 2005 will be to ensure a smooth transition of uncoated paper from the historical 84 brightness to the new 92 brightness.  In addition, we have instituted a $30 per ton increase on Kraft papers, which represents about 2,000 tons per month in shipments and an $11 per ton energy surcharge on all grades of paper effective December 1, 2005.

On August 20, 2005, the electrical provider for our Canton Mill experienced an equipment failure, which in turn interrupted the power supply to the mill. The interruption in power and subsequent impact on the mill’s generating capacity caused a temporary shutdown of operations in excess of 33 hours. The impact on earnings for the third quarter ended September 30, 2005 as a result of this outage was approximately $1.1 million.

On April 15, 2003, a class action lawsuit was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22.5 million. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded. On September 29, 2005, we filed a Motion for Judgment Notwithstanding the Verdict or, In the Alternative, Motion for New Trial. If this motion is denied, we plan to appeal to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee. A reserve of $2.0 million was recorded in the third quarter ended September 30, 2005 to recognize the potential liability.

On August 11, 2005, we formed a joint venture to supply liquid packaging solutions to the Central American and Caribbean markets. The new company, Envases Panama, S.A., will be located in Panama City, Panama and will produce “gable top” cartons under a licensing agreement with us. We own 20% of the stock of Envases and have an exclusive supply agreement with Envases to provide coated board for carton production.

Flood prevention activities continued in the third quarter ended September 30, 2005. In the third quarter ended September 30, 2005, we recognized government grant income from the State of North Carolina totaling $1.4 million. This compares to state grant income totaling $0.3 million in the second quarter ended June 30, 2005. The grant is being used to repair and more permanently protect our wastewater treatment facility, which also serves the Town of Canton, North Carolina.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period Ended Septenber 30		Nine-Month Period Ended Septenber 30
	2005	2004	2005	2004

Net sales:
Packaging	$75.5	$70.6	$225.4	$214.9
Paper	54.3	46.8	158.1	145.0
Total	$129.8	$117.4	$383.5	$359.9

Segments’ operating profit (loss):
Packaging	$2.7	$3.4	$10.9	$9.2
Paper	5.3	0.6	14.8	(2.4)
Total segments’ operating profit (loss), excluding corporate expenses	$8.0	$4.0	$25.7	$6.8

Corporate expenses:	10.1	9.1	24.5	26.7
Total operating profit (loss)	$(2.1)	$(5.1)	$1.2	$(19.9)

Percentage of net sales:
Packaging	58.2%	60.1%	58.8%	59.7%
Paper	41.8%	39.9%	41.2%	40.3%
Total	100.0%	100.0%	100.0%	100.0%

Segment operating margin:
Packaging	3.6%	4.8%	4.8%	4.3%
Paper	9.8%	1.3%	9.4%	(1.7)%
Total	6.2%	3.4%	6.7%	1.9%

Shipments (tons):
Packaging segment	64,404	61,963	194,538	188,794
Paper segment	77,455	68,896	223,636	230,104
Total	141,859	130,859	418,174	418,898

Average price ($per ton):
Packaging segment	$1,172	$1,139	$1,159	$1,138
Paper segment	701	679	707	630
Average price	$915	$897	$917	$859

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales.  Net sales for the three-month period ended September 30, 2005, or the 2005 three-month period, increased $12.4 million or 10.6% to $129.8 million compared to $117.4 million for the three-month period ended September 30, 2004, or the 2004 three-month period.

Net sales for our packaging segment for the 2005 three-month period increased $4.9 million or 6.9% to $75.5 million compared to $70.6 million for the 2004 three-month period. For the 2005 three-month period, our packaging segment sold 64,404 tons of coated and converted paperboard products at an average price of $1,172 per ton, compared to 61,963 tons sold for the 2004 three-month period at an average price of $1,139 per ton. The increase in packaging segment sales is attributable to a 3.9% increase in volume shipped and a 2.9% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2005 three-month period increased $7.5 million or 16.0% to $54.3 million compared to $46.8 million in the 2004 three-month period. Net sales volume in our paper segment increased 8,559 tons to 77,455 tons shipped in the 2005 three-month period as compared to 68,896 tons shipped in the 2004 three-month period. Approximately 22.7% or $1.7 million of the net sales increase in the 2005 three-month period reflects improved pricing for our products. The remaining increase in net sales reflects the reduced volume shipped in the 2004 three-month period resulting from production curtailment brought about from flood-related downtime. Average pricing in our paper segment improved to $701 per ton shipped in the 2005 three-month period as compared to $679 per ton shipped in the 2004 three-month period.

Operating Profit. Total segment operating profit increased $4.0 million to $8.0 million in the 2005 three-month period compared to an operating profit of $4.0 million for the 2004 three-month period. As a percentage of sales, total segments operating profit increased to 6.2% in the 2005 three-month period from 3.4% in the 2004 three-month period.

The following table sets forth significant items that increased (decreased) total segments operating profit:

Segment Operating Profit	Three-Month Period Ended September 30, 2005	Three-Month Period Ended September 30, 2004	Change
	$8.0	$4.0	$4.0

Product pricing improvement			$4.5

Net flood impact in 2005 versus 2004 three-month period			7.7

Outbound transportation costs			(0.8)

Increased wood fiber costs			(0.7)

Increased energy costs			(1.2)

Plastic resin costs used at Waynesville coating facility			(1.9)

Increased chemical and other raw material costs			(2.1)

Increased benefit costs			(0.7)

Other miscellaneous and offsetting items			(0.8)

Total			$4.0

Operating profit for our packaging segment decreased $0.7 million or 20.6% in the 2005 three-month period to $2.7 million or 3.6% of packaging segment sales, compared to $3.4 million or 4.8% of packaging segment sales for the 2004 three-month period. The decrease in operating profit for our packaging segment was due primarily to: (i) $1.9 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $0.3 million increase in outbound transportation costs due primarily to higher fuel costs; (iii) a $1.3 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; (iv) an increase of $0.1 million in energy costs; (v) an increase of $0.6 million in benefit costs; (vi) an increase of $0.2 million in packing material costs; and (vii) other miscellaneous and offsetting variances totaling a negative $0.8 million. The decrease in packaging segment operating profit in the 2005 three-month period was partially offset by a $3.0 million increase in average revenue of products sold as well as the elimination of the $1.5 million unfavorable impact of flood-related losses incurred in the 2004 three-month period.

Operating profit for our paper segment increased $4.7 million in the 2005 three-month period to $5.3 million or 9.8% of paper segment sales, compared to an operating profit of $0.6 million or 1.3% of paper segment sales for the 2004 three-month period. The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on uncoated paper sales of $1.1 million and on uncoated board sales of $0.4 million; (ii) flood losses, net of insurance proceeds, of $6.8 million incurred in the 2004 three-month compared to $0.6 million incurred in the 2005 three-month period; and (iii) a $1.3 million increase in costs of internally produced board and passed on to the packaging division through interdivisional transfer costs. The increase in paper segment operating profit in the 2005 three-month period was partially offset by: (i) a $1.1 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $0.7 million increase in the cost of wood chips, our primary raw material at our Canton, North Carolina mill; (iii) a $1.9 million increase in cost of chemicals purchased for use in our process; (iv) a $0.1 million increase in benefit costs; and (v) a $0.5 million increase in outbound transportation costs due primarily to higher fuel costs.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.7 million or 10.3% to $6.1 million in the 2005 three-month period compared to $6.8 million for the 2004 three-month period. The decrease in selling, general and administrative expenses for the 2005 three-month period was primarily attributable to a $0.7 million decrease in corporate wages and benefits cost in the 2005 three-month period as compared to the 2004 three-month period. The reduction in wages and benefits costs included the elimination of a $0.3 million reserve in the 2005 three-month period held to complete the closure of our Fort Worth, Texas DairyPak facility that was completed in 2004.

Loss on Litigation. We established a $2.0 million reserve in the 2005 three-month period to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22.5 million. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded. On September 29, 2005, we filed a Motion for Judgment Notwithstanding the Verdict or, In the Alternative, Motion for New Trial. If this motion is denied, we will appeal the decision to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee.

Interest and Amortization Expenses. Interest and amortization expenses increased $0.4 million to $4.7 million for the 2005 three-month period compared to $4.3 million for 2004 three-month period. This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as an increase on our Parent PIK Senior Subordinated Note.

Government Grant Income. Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in the 2004 three-month period. In the 2005 three-month period, we recognized government grant income totaling $1.4 million. The grant is being used to repair and more permanently protect our wastewater facility, which also serves the Town of Canton, North Carolina

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales. Net sales for the nine months ended September 30, 2005, or the 2005 nine-month period, increased to $383.5 million or 6.6% compared to $359.9 million for the nine months ended September 30, 2004, or the 2004 nine-month period. This increase in total revenue is attributable to an increase in the weighted average revenue per ton shipped to $917 per ton in the 2005 nine-month period from $859 per ton in the 2004 nine-month period. This increase in average revenue per ton sold resulted primarily from improved pricing in all four of our major grade lines: paper, uncoated board, coated board and cartons. The increase in average weighted revenue per unit sold resulted in an approximate $24.3 million increase in total revenue in the 2005 nine-month period as compared to the 2004 nine-month period. Total sales volume declined slightly by 724 tons or 0.2% to 418,174 tons in the 2005 nine-month period compared to 418,898 tons for the 2004 nine-month period. The reduction in sales volume reflected reduced productivity in our paper segment and a reduction in sales of non-converted bleached board, which resulted from increased transfers to our packaging segment for further converting into value-added products as well as to rebuild stock inventories following flood-related production losses in the third and fourth quarters of 2004.

Net sales for our packaging segment for the 2005 nine-month period increased $10.5 million or 4.9% to $225.4 million compared to $214.9 million for the 2004 nine-month period. The increase in net sales is attributable to: (i) an average net sales price per ton increase of 2.0% for cartons and 7.4% for non-converted coated paperboard in the 2005 nine-month period compared to the 2004 nine-month period; and (ii) an 11.1% increase in volume of our non-converted coated paperboard shipments in the 2005 nine-month period as compared to the 2004 nine-month period. Conversely, shipment volume for our converted cartons declined 3.3% in the 2005 nine-month period as compared to the 2004 nine-month period.

Sales for our paper segment for the 2005 nine-month period have increased by $13.1 million or 9.0% to $158.1 million compared to $145.0 million for the 2004 nine-month period. This increase was attributable to an average net sales price per ton increase of 10.9% for our paper grades and 16.7% for uncoated paperboard in the 2005 nine-month period as compared to the 2004 nine-month period. Total segment shipment volume declined 6,468 tons or 2.8% to 223,636 tons in the 2005 nine-month period as compared to 230,104 tons in the 2004 nine-month period. The decline in the paper segment shipment volume reflects reduced sales of our uncoated board due to increased transfers of that product to our packaging division for further value-added converting.

Operating Profit. Total segment operating profit increased $18.9 million to $25.7 million in the 2005 nine-month period compared to an operating profit of $6.8 million for the 2004 nine-month period. As a percentage of sales, total segments operating profit increased to 6.7% in the 2005 nine-month period from 1.9% in the 2004 nine-month period.

Segment Operating Profit	Nine-Month Period Ended September 30, 2005	Nine-Month Period Ended September 30, 2004	Change
	$25.7	$6.8	$18.9

Product pricing improvement			$24.3

Net flood impact to 2005 versus 2004 nine-month period			6.3

Severance expenses in 2004 over 2005			4.7

Reduced wage and benefit costs			4.2

Outbound transportation costs			(2.8)

Increased wood fiber costs			(0.7)

Major raw material costs (plastic resin, chemicals, and packing materials)			(11.7)

Energy costs at Canton, NC mill			(6.3)

Other miscellaneous and offsetting items			0.9

Total			$18.9

Operating profit for our packaging segment in the 2005 nine-month period increased $1.7 million to $10.9 million compared to $9.2 million for the 2004 nine-month period. The increase was primarily due to: (i) increases to the average net selling prices for coated paperboard and carton products of 7.4% and 2.0%, respectively, compared to the 2004 nine-month period, adding $8.3 million to revenues and operating profit for the 2005 nine-month period as compared to the 2004 nine-month period; (ii) severance expenses of $2.5 million incurred in the 2004 nine-month period related to the shutdown of our Fort Worth, Texas DairyPak facility; (iii) reduced wage and benefit costs of $1.1 million primarily due to the consolidation of capacity within our liquid packaging business; (iv) flood losses of $1.5 million incurred in the 2004 nine-month period related to curtailment of production and sales of non-converted coated board at our Waynesville, North Carolina facility due to interruption of board production upstream at our Canton, North Carolina mill; and (v) other miscellaneous and offsetting items totaling a positive $0.3 million. The increase in packaging segment operating profit in the 2005 nine-month period was partially offset by: (i) a $7.1 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $1.6 million increase in outbound transportation costs due primarily to higher fuel costs; (iii) increased transfer in cost of rawstock paperboard of $2.9 million; (iv) increased energy costs of $0.1 million and; (v) increased packing material costs of $0.3 million.

Operating profit for our paper segment increased $17.2 million in the 2005 nine-month period to $14.8 million as compared to an operating loss of $2.4 million for the 2004 three-month period. The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on paper sales of $14.7 million and on uncoated board sales of $1.3 million; (ii) severance expenses that were $2.2 million higher in the 2004 nine-month period related to headcount reductions at our Canton, North Carolina mill; (iii) reduced wage and benefit costs of $3.1 million primarily due to the headcount reductions completed at the Canton, North Carolina mill; (iv) increased transfer costs for the rawstock sent to our Waynesville facility of $2.9 million; (v) flood losses, net of insurance proceeds, of $6.8 million incurred in the 2004 nine-month compared to $2.0 million incurred in the 2005 nine-month period (all business interruption losses related to flooding caused by hurricanes Frances and Ivan were incurred in 2004, however, repairs to the Canton, North Carolina facility’s infrastructure has continued into the 2005 nine-month period); and (vi) other miscellaneous and offsetting variances totaling a favorable $0.6 million. The increase in paper segment operating profit in the 2005 nine-month period was partially offset by: (i) a $6.2 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $1.2 million increase in outbound transportation costs due primarily to higher fuel costs; (iii) a $0.7 million increase in the cost of wood chips, our primary raw material at our Canton, North Carolina mill; and (iv) an approximate $4.3 million increase in cost of chemicals and packing materials utilized in our manufacturing process.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses decreased $3.7 million or 18.5% to $16.3 million in the 2005 nine-month period compared to $20.0 million for the 2004 nine-month period. The decrease in selling, general and administrative expenses for the 2005 nine-month period was primarily attributable to: (i) incurrence of $0.3 million in startup costs for our medical clinic in Canton, North Carolina during the 2004 nine-month period; (ii) beginning in January 2005, termination of future obligations under the management fee agreement, as amended, with the majority stockholders of Blue Ridge Holding Corp., our parent, resulting in a savings of $1.7 million in the 2005 nine-month period as compared to the 2004 nine-month period; (iii) reversal of a $0.5 million environmental reserve in the 2005 nine-month period; (iv) severance expenses of $0.2 million incurred in the 2004 nine-month period related to headcount reduction at our headquarters facility; (v) reversal of a $0.5 million severance reserve related to the completed closure of our Fort Worth, Texas DairyPak facility; and (vi) other miscellaneous and offsetting variances totaling a favorable $0.5 million.

Loss on Litigation. We established a $2.0 million reserve in the 2005 nine-month period to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22.5 million. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded. On September 29, 2005, we filed a Motion for Judgment Notwithstanding the Verdict or, In the Alternative, Motion for New Trial. If this motion is denied, we will appeal the decision to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee.

Interest and Amortization Expenses. Interest and amortization expenses increased $1.2 million to $14.0 million for the 2005 nine-month period compared to $12.8 million for the 2004 nine-month period. This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as an increase on our Parent PIK Senior Subordinated Note.

Government Grant Income. Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in the 2004 nine-month period. In the 2005 nine-month period, we recognized government grant income totaling $3.7 million. The grants are being used to repair and more permanently protect our wastewater treatment facility, which also serves the Town of Canton, North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs. Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at September 30, 2005 was approximately $151.1 million. Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of 2005 through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. In December 2003, we issued $125.0 million of Notes in a private offering. Proceeds from issuance of the Notes were used to repay our Term Loans A and B and our existing revolving credit facility under the 1999 credit agreement. In addition, we paid $7.0 million on the Parent PIK Subordinated Note. We entered into a $45.0 million revolving credit facility in December 2003. On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. This amendment was effective with the July 2005 borrowing base and has increased our borrowing availability by approximately $5.5 million subject to maximum borrowing availability restrictions. The maximum borrowing availability at December 31, 2004 and September 30, 2005 was $17.4 million and $20.9 million, respectively. The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $7.5 million (as amended December 21, 2004). If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered. As of September 30, 2005, we had a covenant availability of $20.9 million, which is $13.4 million in excess of the required minimum.

Summary of Cash Flow ($ in millions):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$8.5	$10.1
Net cash used in investing activities	(12.7)	(9.8)
Net cash provided by financing activities	3.5	6.3
Net increase (decrease) in cash	$(0.7)	$6.6

Cash balance	$1.8	$8.8

The cash provided by operations was $8.5 million for the 2005 nine-month period. The cash provided by operations was attributable to decreases in insurance receivable offset by an increase in accounts receivable trade and increases in payables, accrued expenses and other liabilities and the net loss for the 2005 nine-month period. The accounts receivable increase of $16.1 million is primarily attributed to record revenues for the 2005 three-month period, as well as an increase of $4.0 million in foreign receivables that carry longer terms than domestic sales. We received $10.1 million in payments from our insurance carrier in the 2005 nine-month period closing the claim for the 2004 floods. The current level of inventory turns is 9.2 times for the 2005 nine-month period.

The cash used in investing activities was $12.7 million offset by state grant funds of $1.9 million for the 2005 nine-month period. Cash used in investing activities for the 2004 nine-month period was $9.8 million. Capital spending for the 2005 nine-month period totaled $12.7 million, which included expenditures for environmental projects of approximately $4.5 million. For the calendar year 2005, we currently estimate that our capital spending will be approximately $19.2 million, of which approximately $4.0 million will be funded by a grant from the State of North Carolina for flood prevention. The remaining $0.5 million of state grant funds will be spent in 2006.

Net cash provided by financing activities was $3.5 million for the 2005 nine-month period, which was primarily attributable to net borrowings on our revolving line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk. Risk exposure relating to this market risk is summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We manage interest cost using a combination of fixed and variable rate debt. As of September 30, 2005, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest. As of September 30, 2005, approximately $23.6 million was outstanding under our working capital credit facility consisting of short-term interest rates of 1.0% over Applicable Revolver Index Margin and 2.75% over Applicable Revolver Libor Margin, as defined. Our working capital facility offers two options for interest rates: Applicable Revolver Libor margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from .75% - 1.25%. The rate is based on revolver availability. At the end of September 2005, we were approximately at the mid-point of the interest rate grid for Libor and Index Margins. In addition, as of September 30, 2005, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of five years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BLUE RIDGE PAPER PRODUCTS INC.

Date: November 14, 2005
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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