Form 10-K
period 2005-12-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2006-03-17
CIK 1284293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Registration Number:  333-114032

BLUE RIDGE PAPER PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2136509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Main Street
Canton, North Carolina
(Address of principal executive offices)

28716

(Zip Code)

Registrant’s telephone number, including area code:  (828) 454-0676

Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Since the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:    1,000 shares of common stock as of March 16, 2006.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1.  BUSINESS

Our Company

Blue Ridge Paper Products Inc. (“we,” “us” or “the Company”) is a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.  We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens.  Our products also include polymer-coated bleached paperboard (including cup stock), envelope paper, specialty and offset printing paper and uncoated bleached paperboard.  Our customers include leading food producers (including Florida’s Natural and Dean Foods), consumer products companies (including Procter & Gamble and Unilever), ovenable paperboard and cup manufacturers (including Pactiv and Solo), envelope manufacturers (including MeadWestvaco and National Envelope), printers and distributors.  We believe we produce high-quality products and provide a high level of customer service and technical support.

We own and operate a pulp and paper mill, an extrusion polymer coating facility and four packaging plants.  In 2005, our pulp and paper mill in Canton, North Carolina produced an aggregate of approximately 573,000 tons of paper and paperboard.  Our Canton mill consists of a hardwood pulp mill, a softwood pulp mill, three paper machines, one paperboard machine, a wastewater treatment facility, power generation facilities, a landfill and a lake.  The Canton mill typically supplies 100% of the paperboard utilized by our extrusion facility (polymer coating and laminating), which is located less than ten miles from the Canton mill in Waynesville, North Carolina.  Our extrusion facility supplies third-party users of coated paperboard and our four DairyPak® gable top packaging plants, which are strategically located near our major food processing customers.  To better serve our customers, we have a product development department that has developed a number of new processes and products, some of which are patented.  In 2005, we generated net sales of $509.9 million.

Our business is comprised of two segments, packaging and paper.

Packaging Segment.  In 2005, our packaging segment generated net sales of $301.2 million, or approximately 59% of our total net sales, and sold approximately 256,590 tons of polymer-coated paperboard and converted packaging.  In 2005, 58% of the coated paperboard produced at the Waynesville extrusion facility was converted at our DairyPak facilities into gable top cartons.  The remaining coated paperboard was sold to third parties for the production of ovenable food trays, paper cups and other coated packaging.  We believe the categories of the packaging market we supply have historically been less cyclical than the general market and characterized by long-standing customer relationships, long-term contracts and relatively stable pricing.

Paper Segment.  In 2005, our paper segment generated net sales of $208.7 million, or approximately 41% of our total net sales, and sold approximately 295,367 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard.  Due to our flexible production capabilities, we are able to produce specialty and commodity papers in a broad range of grades, weights and colors, and with specialized properties.  We also have the ability to change our production quickly to produce both large and small batch orders in response to customer demands.

Industry Overview

We believe that since 2000, there has been a significant consolidation in the uncoated freesheet paper industry.  According to Resource Information Systems, Inc., or RISI, uncoated freesheet paper annual production capacity in 2005 was approximately 11.2% below 2000 capacity.  The reductions in domestic capacity since 2000 have been the first significant reduction in domestic capacity since 1980.  Furthermore, there have been no announced plans within the industry to expand domestic capacity in the near future.  We believe that this reduction in capacity has improved the supply versus demand relationship in the industry and should result in more price stability in the near future.

Coated Bleached Paperboard.  Bleached paperboard is initially produced in large rolls and subsequently coated with either clay or polymers.  After coating, paperboard is typically sold to converters for use in the production of end-user packaging.  According to RISI, total U.S. production in 2005 for bleached paperboard was approximately 5.5 million tons, representing an average operating rate of 93.2% of capacity.  According to RISI, bleached paperboard is typically used for: (i) food service, such as cup stock and tray stock (approximately 1.3 million tons produced in 2005); (ii) liquid packaging, including gable top cartons used for juice, milk, specialty liquids and certain snacks (approximately 1.1 million tons produced in 2005); (iii) folding cartons, poster board and cosmetics packaging (approximately 2.8 million tons produced in 2005); and (iv) other items.  We compete in the food service and liquid packaging categories utilizing polymer coatings.  The United States has historically been a net exporter of bleached paperboard.  Based on historical data from RISI, total U.S. bleached paperboard production has been relatively stable since 1995.

Paper.  U.S. uncoated freesheet paper capacity totaled approximately 13.5 million tons in 2005.  We compete in the following three categories in the uncoated freesheet market (which together totaled approximately 8.9 million tons of U.S. demand in 2005): (i) envelope paper, (ii) specialty papers and (iii) offset printing paper.  Envelope paper is sold to envelope converters that process rolls into envelopes.  Our specialty paper category primarily consists of specialty envelope paper, colored paper, business forms, business reply cards and packaging papers, as well as products for other niche categories.  Our offset printing paper category consists of papers utilized for commercial printing applications such as books, newsletters, brochures, manuals and inserts.  RISI projects the annual average price for 50-pound offset printing paper to increase 2.8% in 2006 over the annual average price for 2005.  In addition, RISI has projected U.S. uncoated freesheet paper consumption to grow at an average annual rate of approximately 0.3% through 2020.

Business Strengths

Stable Cost Structure and Significant Operating Leverage.  We believe our relatively stable cost structure and our cost reduction programs, which allowed us to operate through the recent environment of lower demand and reduced prices, have improved our ability to capitalize on demand and pricing recovery in our markets.  During the past five years, we have reduced our operating costs, consolidated our manufacturing facilities by closing our Morristown, New Jersey and Fort Worth, Texas facilities and implemented new accounting and management information systems to enable us to manage our business with less cost.  In addition, the combination of our integrated pulp and paper mill, extrusion facility and converting operations, together with our relatively stable cost structure, provides us with significant operating leverage.  The costs of each of the three largest components of our cost of goods sold (labor, wood chips and energy) generally do not vary with increases in the price of paper.  Our primary labor agreement, which provides for fixed wage rates, expires in May 2006.  We currently purchase approximately 60% of our wood chip requirements under written contract with 44% of our wood chips purchased under a single contract that expires in May 2009 with a five-year renewal option. One contract accounting for approximately 14% expires in May 2006 and is expected to be renewed.  Of the remaining

40%, approximately 30% is purchased from three suppliers with whom we have long-term verbal agreements and 10% representing residual chips (saw dust, chips, etc.) is purchased from local sawmills that are delivered on an irregular basis.  We also produce all of our steam and approximately 58% of our electrical power for the Canton mill, and we utilize coal and byproducts as our primary fuel rather than natural gas or oil.  In addition, we produce approximately 92% of our total pulp requirements and all of the paperboard required by our extrusion facility.  As a result, our pulp and paperboard costs are significantly lower and more stable than the cost of purchasing pulp or paperboard from third parties.  We expect our operating results will benefit from future increases in paper and paperboard prices.

Market Leader in Gable Top Cartons and Ovenable Paperboard.  We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens.  In addition, we have strong customer relationships and long-term contracts in our packaging segment.  Gable top cartons and ovenable paperboard products are primarily used in the food and beverage industries, which historically have been less cyclical than the general market with relatively stable pricing.  The relatively stable demand for these products enhances our ability to maximize operating efficiencies and margins.  In 2005, converted products, including gable top cartons, multi-pack sleeves and ice cream bottoms accounted for approximately 67% of the packaging division’s sales.

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

Long-Term Contracts.  A majority of our sales within our packaging segment and approximately 68% of our DairyPak sales are subject to multi-year contracts, ranging from one to five years. Other contracts are being negotiated for an additional 14%.  In addition, we have stable, long-standing relationships with many of our largest customers.  Most of our 20 largest customers have purchased products from us for over ten years.  Our principal customers include leading food producers, paperboard and envelope converters, printers and paper distributors, including Florida’s Natural, Dean Foods, Prairie Farms, Unilever, Procter & Gamble, Pactiv, Solo and MeadWestvaco.

Valuable and Modernized Asset Base.  We have a valuable asset base with a net book value of plant, property and equipment as of December 31, 2005 of $190.5 million.  Our plant and property consists of six owned and operated production facilities–our Canton mill, our Waynesville extrusion facility and our four DairyPak facilities.  Our facilities have been modernized and are currently environmentally compliant, in large part due to the significant capital invested in our facilities over the past 14 years.  From 1990 to 1998, the previous owner of our facilities invested approximately $458.0 million in capital expenditures at our Canton mill.  From the date of our inception in 1999 through 2005, we have spent an additional $148.6 million in additional capital projects.  These capital improvements have increased our efficiency, improved our product quality, reduced unscheduled downtime and enabled us to comply with stringent environmental regulations.  As a result of the high levels of past capital expenditures, we believe that our future capital expenditures will be reduced.

Significant Barriers to Entry.  It is difficult and expensive for new competitors to enter our industry.  Entry barriers include significant capital requirements, difficulty in obtaining permits, patented technologies and existing customer relationships.  We do not believe that a new greenfield bleached kraft pulp mill has been built in the United States for over 14 years.  In addition, our extrusion process is highly engineered, our barrier products are protected by patents and we have stable, long-standing relationships with many of our largest customers.

Business Strategy

Continue to Improve Operations.  We continually strive to improve product quality and operating margins through cost savings and productivity improvements, while providing a high level of customer service and support.  Since we acquired our assets in 1999, we have implemented numerous initiatives and programs to improve productivity, margins and quality most notably through our Six Sigma and Lean Manufacturing initiatives.

We believe that our focus on continuing to improve operations and product quality will position us to achieve increased operating margins as the demand and pricing in our markets continue to recover.

Optimize Product Mix.  We intend to increase our revenue and operating margins by increasing sales of our higher-margin, value-added, converted packaging products.  We also intend to further expand our sales of higher-margin specialty paper and paperboard products and envelopes, while reducing our sales of lower-margin offset printing paper.  DairyPak sales of premium, high-definition graphic liquid packaging products have increased from 15% of our total converted packaging sales volume in 1999 to 39% in 2005.  In 2005, we significantly increased our three- and four-color flexographic capabilities to better serve the school milk market.  Since 2000, our sales of specialty paper products have increased from 17% of our total paper segment sales to 33% in 2005.

Develop New Product Lines.  We continually strive to develop new, innovative products, particularly within our packaging segment.  We have introduced products for new and existing applications and improved our color printing technology and capabilities.  We work closely with our customers’ design teams to address their various design and product needs.  We also have developed patented barriers that improve vitamin and flavor retention and extend the shelf life of products.  Currently, these products are used primarily in the domestic liquid packaging market and we intend to expand the application of these products into international liquid packaging and domestic dry goods.  We own rights to 18 U.S. and foreign patents and currently are in the process of applying for eight additional patents.

Geographic Expansion.  We have significantly increased our market presence in Europe, Latin America and Asia since 1999 to leverage a weaker U.S. dollar and better growth opportunities overseas.  In 2005, we acquired a 20% ownership in Envases Panama, S.A., or Envases, a Panama-based joint venture producing gable top cartons in Central American and Caribbean markets.

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

Our Waynesville extrusion facility typically receives all of the bleached paperboard used in its production from our Canton mill.  Once paperboard has been coated in Waynesville, 58% is sent to our four DairyPak converting facilities, with the remainder sold to third parties for the production of ovenable paperboard, cup stock and other paperboard products.

Gable Top Cartons

Our gable top cartons contain a number of patented barrier structures.  These barrier structures consist of multiple layers of polymers designed to protect packaged contents, retaining vitamins and flavor to enhance shelf life.  In addition, our gable top cartons provide a wide range of features, including flexographic printing (a lower cost, lower resolution graphic) and lithographic printing (a higher cost, higher resolution graphic).  They are available in more than 30 different sizes ranging from four ounces to one gallon and in multiple configurations to accommodate all types of standard commercial gable top filling equipment.  Our gable top cartons are produced under a variety of trademarks, including DairyPak®, Vitasaver®, Vitalock® and Reflexion®.

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

Cup Stock Paperboard

We sell a full line of paperboard cup stock for hot beverages (one-sided polymer coating) and paperboard cup stock for cold beverages (two-sided polymer coating) in rolls directly to converters for disposable food service products.  These converters then print, cut and form disposable paper containers that are used as drinking cups for hot and cold beverages.  Our stock is sold in rolls of multiple widths and diameters.  In general, we produce cup stock for two types of cups–standard and promotional.  The standard cup product is functionally driven.  A standard cup product typically utilizes a simple image or easily recognizable product name, such as the name of a quick service restaurant.  The promotional cup is considered a value-added product and is used to promote a brand name or image.

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

Envelope Paper

Envelope paper buyers consist primarily of envelope converters who process the uncoated freesheet paper into envelopes.  We believe that we have a strong reputation in the envelope paper category and we offer envelope converters a broad line of standard and custom products, each of which is designed for optimal performance in the converting and insertion process.  Our product types are available in a wide variety of weights, surface finishes, colors, recycle fiber content and brightness.  Our envelope papers are used by envelope converters in multiple applications, including standard first-class mail, direct advertising mail, heavier weight mailings, special applications demanding more color and higher-end quality envelope paper.  Our envelope papers are produced under a variety of trademarks, including Rapier®, Rapier W™, Seasons®, Suntan Kraft® and Granite™.

Specialty Paper

We produce paper for several specialty categories.  Our specialty paper products are comprised of two groups: writings and packaging.  The writings group customers consist of printers and converters that produce specialty envelope products, specialty pre-printed types of business forms and specialty printing applications.  The packaging group customers consist of converting applications for industrial uses and multiple coating processes – extrusion, clay and wax.

Offset Printing Paper

Offset printing paper generally refers to commodity printing and writing paper and is primarily used for commercial printing applications in books, newsletters, brochures, manuals and inserts.  We currently offer a broad range of standard white and colored offset printing papers under the trademark Skyland® to merchants serving commercial printers and form converters.  Our offset printing paper products consist of smooth and vellum finishes in a basis weight range of 40 to 70 pounds.  Commercial printers generally run offset printing paper on high-speed printing presses utilizing a wide range of inks.  We believe our offset printing paper offers commercial printers consistent and reliable performance on these high-speed printing presses.

Uncoated Paperboard

A small portion of uncoated paperboard produced at our Canton mill is sold directly to third parties in the uncoated paperboard market, primarily for food service disposable end products such as disposable lunch boxes, food trays and wax cups.

Manufacturing

The Canton Mill

Our Canton, North Carolina mill is a vertically integrated pulp and paper manufacturing complex with an aggregate annual paperboard and paper capacity in excess of 584,000 tons.  Our mill complex is a 1.9 million square foot facility in close proximity to major interstates and railroads, with a rail spur that runs directly into the mill.  We produce a wide variety of paperboard and paper at our mill, including liquid packaging paperboard, disposable cup paperboard, ovenable paperboard and printing and writing paper.

We produce most of the bleached kraft pulp needed in our mill through our modern bleaching plants, with a small balance of required pulp purchased through supply contracts.  Under a license agreement dated May 14, 1999 between us and Champion International Corporation (subsequently acquired by International Paper), we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use the patented Bleach Filtrate Recycle (BFR) process at the Canton mill.  This advanced process enables us to re-use and recycle water that we would otherwise be forced to discharge.  In recognition of our environmental achievements, we became a charter member of the U.S. Environmental Protection Agency’s National Environmental Achievement Track.  The award cites our efforts to ensure sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

Pulp is produced by the kraft process.  Wood chips are cooked under high pressure and temperature with a chemical mixture in digesters, essentially large pressure cookers, to produce pulp.  The pulp is then washed and bleached over several stages to produce white pulp for the paper and paperboard.  As part of the mill upgrade in 1993, a new softwood pulp bleaching plant was built and a hardwood pulp bleaching plant was rebuilt, for an aggregate capital cost of approximately $289.0 million.  These modern bleaching plants produce approximately 508,000 tons of bleached pulp annually, which accounts for approximately 92% of our annual requirement, with the balance purchased from third-party suppliers at market prices.

We satisfy all our steam requirements for the pulp, paper and paperboard process and approximately 58% of our electrical needs through our steam and power generation plant.  The balance of our electrical needs are externally supplied by a local utility company, Progress Energy.  Our power boilers generate the steam from coal.  Our use of coal has historically stabilized our fuel costs compared to the utilization of natural gas and oil-fired boilers.  The balance of our steam requirements is supplied through our recovery boilers, which burn black liquor, a byproduct of the pulping process, and a boiler fueled by tree bark and other waste byproducts.

Since 1990, both we and the predecessor owner of the mill have expended substantial capital investments to upgrade and modernize the Canton facility, resulting in more efficient and economic production of higher quality paperboard and paper.  Our mill includes a hardwood pulp mill, a softwood pulp mill, a power generation plant, three paper machines and one paperboard machine.

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

Raw Material Sources and Supply

The primary raw materials used by the mill are wood chips, coal and electricity.  We have an agreement with International Paper for supply of wood chips.  The agreement’s first five-year term expired in May 2004.  We have exercised our first renewal option for an additional five-year period through May 2009 and we have a second five-year option at our discretion.  The agreement requires minimum purchases and deliveries of wood chips.  These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 44% of the total mill requirements.  The balance of the wood chip requirement is supplied through agreements with over 60 different suppliers in the Southeast.  Coal is supplied to us through one supplier.  We satisfy all our steam requirements for the pulp, paper and paperboard process and approximately 58% of our electrical needs through our steam and power generation plant.  The balance of our electrical needs are externally supplied by a local utility company, Progress Energy.  Our power boilers generate the steam from coal.  Our use of coal has historically stabilized our fuel costs compared to the utilization of natural gas and oil-fired boilers.  The balance of our steam requirements is supplied through our recovery boilers, which burn black liquor, a byproduct of the pulping process, and a boiler fueled by tree bark and other waste byproducts.

Waynesville Facility

We own and operate a polymer extrusion coating facility in Waynesville, North Carolina.  The facility is located less than ten miles from our Canton mill and is accessible to interstates and railroads.  The Waynesville facility contains three extrusion coating machines and miscellaneous finishing equipment.

The Waynesville facility typically receives all of its paperboard from our mill.  At Waynesville, we produce value-added paperboard products that are primarily marketed to domestic and international processed food packaging and food service industries.  In 2005, over 58% of the extrusion paperboard was sent to our four DairyPak facilities for conversion into gable top cartons, with the remainder sold to third parties for the production of ovenable trays, disposable cups and other types of packaging.  Our products are engineered with barrier properties for demanding end-use products such as juice beverages and fabric softeners.  These patented barrier structured products are sold under a variety of trade names.  We also produce a specialty holographic laminated product marketed under Dazzlepak® for use in party plates, gift boxes and promotional cartons.

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

In December 2003, we entered into a packaging alliance with Italpack Cartons S.r.l., an entity organized under the laws of Italy, to produce gable top cartons for the European, African and Middle Eastern markets.  As part of the alliance, we supply all of the paperboard and technical support and oversee the sales and marketing of the packaging in these regions.  Italpack produces and distributes the packaging to customers.  In conjunction with our agreement with Italpack, we are permitted to designate one director to serve on Italpack’s board of directors.

Envases Panama, S.A.

In August 2005, we acquired a 20% ownership in Envases, a Panama-based joint venture producing gable top cartons for the Central American and Caribbean markets.  As part of the joint venture, we will supply all of the paperboard and technical support and oversee the sales and marketing of the packaging in these regions.  Envases will produce and distribute the packaging to customers.  In conjunction with our agreement with Envases, we are permitted to designate one director to serve on Envases’ board of directors.

Raw Material Sources and Supply

The principal raw material used by our DairyPak converting facilities is polymer-coated paperboard.  Currently, our converting plants receive all of their polymer-coated paperboard requirements from our Waynesville facility.

Sales and Customer Support

Packaging Segment

At our Waynesville facility, our sales group markets and sells our coated paperboard rolls directly to converters and also maintains various broker channels.  In addition to sales support, we provide our customers with technical and problem solving services.

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

As part of our customer support service, we operate a laboratory and testing center located at our Waynesville facility for our customers’ technical needs.  These services include the development of new barrier structures, new packaging applications, in-depth problem solving services of customers’ products and other packaging enhancements.

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

Competition

Packaging Segment

Bleached paperboard is manufactured by eight major suppliers in the United States, two in Canada and numerous international producers.  With respect to our gable top cartons, we compete predominantly in the United States with International Paper Company, TetraPak and EloPak.  International Paper has announced its intent to sell its Beverage Packaging Business, which includes the gable top carton business line.  With respect to our coated paperboard, we compete predominantly with MeadWestvaco Corporation, Georgia Pacific Corporation, Potlatch Corporation, International Paper Company and Smurfit Stone Container Corporation.  Volatility in currency rates can have a significant impact on the profitability of the export liquid packaging markets.  Generally, we quote our prices in U.S. dollars, thereby mitigating our currency exchange risk.

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

In addition, recent trends in electronic data transmission, electronic bill paying and the Internet have tended to reduce the demand for paper products and could adversely affect the products of traditional print media and envelope converters, including our customers.  However, neither the timing nor the extent of those trends can be predicted with certainty.  In contrast, demand for envelope products has been balanced due to growth of direct mail applications.

Major Customers

Our customer base is comprised of leading beverage companies, dairies, cup stock converters and envelope manufacturers.  Since our inception, we have worked to diversify our customer base.  Our ten largest customers represented 44.9%, 42.9% and 44.5% of our total net sales in 2005, 2004 and 2003, respectively.

Employees and Labor Relations

As of December 31, 2005, we employed 1,966 active employees.  Approximately 75.5% of our employees are represented by the United Steel Workers International Union, or USW, formerly known as the Paper, Allied-Industrial, Chemical and Energy Workers International Union.  Employees working at our Richmond facility (approximately 4.5% of our employees) are represented by the Bellwood Printing Pressmen, Assistants and Specialty Workers Union. Approximately 20.0% of our employees are not represented by unions.  At formation in 1999, our bargaining unit employees agreed to a seven-year labor contract, which included a 15% wage and benefit reduction and seven-year wage freeze.  The USW union contract is due for renewal in May 2006.  Local negotiations for a new labor agreement are scheduled to begin by the end of March or early April 2006.  Upon completion of those discussions, negotiations for a new master agreement will be scheduled.

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

All of our facilities have active health and safety programs in place.  We have not experienced any work stoppages or significant labor disputes and we consider relations with all our employees, whether organized or not, to be good.  In addition, we believe our Employee Stock Ownership Plan, or ESOP, as described below, helps to give our employees a financial interest in our growth and profitability.

Intellectual Property

We are the owner of numerous patents and trademarks relating to our products.  We are not aware of any existing infringing uses that could materially affect our business.  We believe that our trademarks and patents are valuable to our operations in both our packaging and paper segments and are important to our overall business strategy.

Trademarks

We own the trademark Blue Ridge® and a design element used in combination with the Blue Ridge trademark.  These two trademarks are used in association with virtually all of our products and services in both our packaging and paper segments.  In addition, we own numerous other trademarks relating to our paperboard and paper products, including DairyPak®, Vitasaver®, Vitalock® and Reflexion® (in the gable top cartons market of our packaging segment); Skyland® (in offset printing papers); Suntan Kraft®, Buff Ne’er Tear® and Blue Ridge Seasons® (in the envelope papers market of our paper segment).

Patents

We own rights to 18 U.S. and foreign patents, with eight patent applications currently pending.  Most of our patents relate to products in our packaging segment and, in particular, our gable top cartons market.  Under a license agreement dated May 14, 1999, between us and Champion International Corporation (subsequently acquired by International Paper), we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use International Paper’s patented Bleach Filtrate Recycle (BFR) Process at the Canton mill.

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

In early 1998, the U.S. Environmental Protection Agency, or the EPA, published the “Cluster Rules” applicable specifically to the pulp and paper industry, which implemented certain provisions of the Clean Air Act and Clean Water Act.  These extensive regulations govern both air emissions and water discharges from pulp and paper mills, and impose certain regulatory requirements and standards that must be met by 2007.  As recently as January 2001, the EPA issued a new air regulation under the umbrella of the Cluster Rules.  The predecessor owner of the Canton mill, Champion International Corporation, invested over $458.0 million to modernize the Canton mill between 1990 and 1997, including a substantial investment to reduce air and water emissions, before the promulgation of the Cluster Rules.  Currently, we are upgrading our boilers to comply with nitrogen oxide, or NOx, gas emission regulations under the North Carolina NOx SIP (State Implementation Plan) Call. Currently $6.5 million has been spent.  An additional $0.4 million in expenses is forecasted in 2006.  The EPA has also developed certain standards for reducing emissions of hazardous air pollutants from specified categories of industrial processes with emissions over certain regulatory threshold levels, known as Maximum Achievable Control Technology I and II, or MACT I and II.  Currently, we have spent $6.6 million to install control technology for the collection and treatment of high volume/low concentration gases required under MACT I.  An additional $2.1 million will be spent in 2007 to meet compliance with this rule.  During 2005, approximately $0.1 million was spent to regulate MACT II emissions.  In addition to the $1.6 million spent in 2004, this brings the total MACT II spending to $1.7 million.  No additional spending is expected, other than as stated above.

The Canton mill is currently operating under a five-year permit from the North Carolina, National Pollutant Discharge Elimination System, or NPDES, which is scheduled for renewal on December 1, 2006.  Incorporated into the permit is a water color and temperature variance that will be part of the renewed permit.  The current permit requires that various color reduction technologies be evaluated for their technical and economic feasibility.  The 2006 capital plan has allocated approximately $0.4 million for further color reduction projects.  On September 14, 2004, the EPA promulgated the Industrial Boiler MACT, or IB MACT, with a compliance date of September 2007.  We operate five emission units that are subject to IB MACT, with a compliance date of September 2007.  No significant capital is expected to be required to comply.  At this time, we do not anticipate that any of the above compliance matters will have a material adverse effect on our financial position or results of operation.

In connection with our acquisition of assets in May 1999 from Champion International Corporation (subsequently acquired by International Paper Company), International Paper has agreed to indemnify us from certain pre-acquisition environmental liabilities relating to the acquired assets including liabilities for the release of hazardous substances, for up to $75.0 million, so long as indemnification claims exceed $2.0 million and are asserted on or before May 14, 2014.  In addition, International Paper has agreed to indemnify us for all environmental liabilities caused, prior to the closing date, to properties other than those acquired in the acquisition, with no maximum amount and no time limit for the assertion of claims.

International Paper has also agreed to indemnify us for liabilities, including any remediation or additional capital expenditures required by the North Carolina Department of Health, Environment and Natural Resources, associated specifically with the seepage of dark colored materials from the Canton mill into the northern banks of the Pigeon River that occurred prior to May 14, 1999.  International Paper’s indemnity for the liabilities associated with the seepage from the Canton mill does not have a going-forward time limit and is not subject to any dollar amount threshold or aggregate dollar limit.

We maintain an active landfill at our Canton mill, which was purchased from Champion International Corporation (subsequently acquired by International Paper Company) as part of our acquisition of assets in May 1999.  We have incurred, and will continue to incur, expenses associated with the closing and capping of portions of the landfill.  In addition, although not currently anticipated, if groundwater remediation is required in connection with the landfill closure, depending on when the requirement for such remediation becomes applicable, we may share responsibility for such remediation expenses with International Paper on a specified percentage basis under our agreement with International Paper.

Under a license agreement dated May 14, 1999, between us and Champion International Corporation, we were granted a royalty-free, perpetual, irrevocable and non-exclusive license to use the patented Bleach Filtrate Recycle, or BFR, Process at the Canton mill.  This process affords us the ability to reuse and recycle water that we would otherwise be forced to discharge into the Pigeon River, upon which the Canton mill is located.  Our OD100®, or oxygen delignification program, is designed to improve the quality of the mill’s wastewater by eliminating the use of elemental chlorine.  In recognition of our environmental achievements, we became a charter member of the EPA’s National Environmental Achievement Track.  The award cites our sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

The EPA and respective states in which we operate are continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements, greenhouse gases and regional haze rules.  When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost requirements to our expenditure forecast.

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

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will” or words or phrases of similar meaning.  They may relate to, among other things:

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

•                  changes in the cost or availability of raw materials and energy;

•                  the cost of compliance with environmental laws and other governmental regulations;

•                  our results of operations for future periods;

•                  our anticipated capital expenditures in each of the next three years; and

•                  our strategy for the future.

These forward-looking statements are not guarantees of future performance.  Forward-looking statements are based on management’s expectations that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  These risks and uncertainties may include those discussed below in “Risk Factors.”  Other risks besides those listed in “Risk Factors” can adversely affect us.  New risk factors can emerge from time to time.  It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements.  Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect.  We will not update these forward-looking statements even if our situation changes in the future.

1A.  RISK FACTORS

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

Every five to six years, we shut down our Canton mill for approximately 5.5 days, called a “cold mill outage,” to conduct maintenance operations that cannot be performed safely during operations.  In addition, each year we shut down our hardwood and softwood pulp mills for routine maintenance, each called a “pulp mill outage.”  The occurrence of a cold mill outage or a pulp mill outage can materially harm our results of operations, and the timing of these outages can affect the comparability of our financial results for particular periods.

Our operating results depend upon our wood chip and wood pulp costs.

We do not own or control any timberlands or chip mills and must buy our wood chips and other raw materials either through supply agreements or on the open market.  We have an agreement with International Paper Company for the supply of wood chips.  The agreement’s current term expires in May 2009 and we have a five-year renewal option at our discretion.  The agreement requires minimum purchases and deliveries of wood chips.  These chips account for approximately 44% of our total requirements.  The prices that we pay International Paper for wood chips at any particular time may be greater or less than “spot” market prices.  We also have agreements with numerous other suppliers in North Carolina, South Carolina, Georgia and Tennessee to purchase wood chips and wood pulp at market prices.  If any of these agreements were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change, we may not be able to find alternative, comparable suppliers or suppliers capable of providing our wood chip and wood pulp needs on terms or in amounts satisfactory to us.  As a result, our business, financial condition and operating results could suffer.

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

In addition to our dependence upon wood chip and wood pulp costs, our operating results depend on the availability and pricing of energy and other raw materials, including coal and polymer.  An interruption in the supply of coal could cause a material disruption at our mill in Canton, North Carolina.  In addition, an interruption in the supply of polymer could cause a material disruption at our extrusion facility in Waynesville, North Carolina.  At present, both coal and polymer are supplied to us through a single supplier, each pursuant to a written contract.  If either of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal and/or polymer, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal and/or polymer to us on terms or in amounts satisfactory to us.  As a result of any of these events, our business, financial condition and operating results could suffer.

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

Approximately 75.5% of our active employees as of December 31, 2005 are represented by the USW.  Our current contract effects a 15% reduction in wages and benefits from prior levels, a wage freeze for the life of the contract and the flexibility to reduce headcount.  The contract expires in May 2006.  Local negotiations for a new labor agreement are scheduled to begin by the end of March or early April 2006.  Upon completion of those discussions, negotiations for a new master agreement will be scheduled.  It is likely that the workers will seek an increase in wages and benefits during our negotiations.  Any significant work stoppage could adversely affect our ability to produce and sell our products and any significant increase in labor costs could have a material adverse effect on our ability to compete and on our financial condition and operating results.

We face significant competition.

The gable top carton business constituted over 39.6% of our total sales in 2005.  Our primary competitor in the gable top carton market is International Paper, which has significantly greater financial and other resources than we have.  (International Paper has announced its intent to sell its Beverage Packaging Business, which includes the gable top carton business line.)  In addition, new competitors or products could enter the market.  If new technologies for plastic or other products are developed or the price of raw materials required to produce plastic products is significantly reduced, the demand for plastic containers or other products could increase with a concurrent decrease in use of paperboard liquid packaging.  Any of these factors could result in a material reduction of our sales volume and revenue.

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

Our largest customers account for a significant portion of our net sales.  Our ten largest customers represented 44.9%, 42.9% and 44.5% of our total net sales in 2005, 2004 and 2003, respectively.  The loss or significant reduction of orders from any of our ten largest customers would have a material adverse effect on our business, financial condition and operating results.

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

Our business is highly capital intensive.  Expansion or replacement of existing equipment, as well as compliance with environmental laws or regulations, may require substantial capital expenditures.  We currently estimate that we are going to spend $8.7 million in 2006 (net of any reimbursements for flood-related state grant monies) and an average of approximately $12.0 - $15.0 million in each of 2007 and 2008 for capital expenditures.  At some point in the future, we may be required to obtain additional financing to fund capital expenditures.  If we need to obtain additional funds, we may not be able to do so on terms favorable to us, or at all.  If financing is not available when required or is not available on acceptable terms, we may not be able to fund necessary capital expenditures, which may have a material adverse effect on our business, financial condition and operating results.

We may not be able to generate the significant amount of cash needed to pay interest and principal amounts on our debt.

We reported a net loss of $20.7 million for 2005, $31.2 million for 2004 and $27.3 million for 2003.  If our cash flow and capital resources are insufficient to pay interest and principal under our working capital facility, the 9.5% senior secured notes that we issued on December 17, 2003 and our other debt, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or attempt to restructure our debt.  If any of those alternative measures do not permit us to meet our scheduled debt service obligations, we could face substantial liquidity problems.

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

The average age of our work force in the Canton mill is approximately 49 years.  Approximately 49.7% of our current work force is eligible to retire over the next seven years.  In addition, we currently maintain a self-insured health care plan in which we assume a considerable amount of the costs.  Total health care costs have risen approximately 40.6% between 2000 and 2005.  A significant loss of our skilled workers or a significant increase in health care benefit claims by our employees could have an adverse effect on our business, financial condition and operating results.

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

Our parent, Blue Ridge Holding Corp., maintains an Employee Stock Ownership Plan (ESOP) for qualifying employees.  The ESOP provides that, to the extent the shares of common stock held in the plan accounts have not yet become readily tradable on an established market, participants can require our parent to repurchase the shares of common stock held in their retirement plan accounts over a five-year period (commencing one year after termination, except for immediate commencement in the case of death) (i) upon their retirement or disability or (ii) six years after their termination of employment for reasons other than retirement or disability.

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

Eligible current and former salaried employees participate in our qualified defined benefit pension plan, with the result that our plan is liable for benefits earned by these employees for their past service and will be liable for any additional benefits earned by these employees in the future.  Any investment of these plan assets in the stock market may be subject to significant volatility, which might result in a decline in the fair value of the plan assets.  As part of our acquisition of assets in May 1999, from Champion International Corporation (subsequently acquired by International Paper), International Paper has agreed to indemnify us for certain plan liabilities for service prior to May 14, 1999.  In 2005, the pension benefit obligations exceeded the fair value of plan assets by $5.4 million.  Continued recognition of a minimum pension liability not covered under the International Paper indemnity could materially impair our financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

The following table lists each of our facilities, its location, use, approximate square footage and status:

Facility	Location	Use	Approximate Square Footage	Owned or Leased

Canton mill	175 Main Street Canton, NC 28716	Pulp, paper and paperboard manufacturing	1,865,000	Owned

Canton administrative offices	41 Main Street Canton, NC 28716	Corporate headquarters	7,000	Owned

Waynesville facility	1329 Howell Mill Road Waynesville, NC 28786	Extrusion facility	262,994	Owned

Athens facility–DairyPak division	600 DairyPak Road Athens, GA 30607	Gable top carton converting with lithographic and flexographic printing	186,943	Owned

Clinton facility–DairyPak division	1500 South 14th Street Clinton, IA 52732	Gable top carton converting with flexographic printing	100,160	Owned

Olmsted Falls facility–DairyPak division	7920 Mapleway Drive Olmsted Falls, OH 44138	Gable top carton converting with flexographic printing	150,226	Owned

Richmond facility-DairyPak division	2828 Cofer Road Richmond, VA 23224	Gable top carton converting with lithographic printing	140,000	Owned

ITEM 3.  LEGAL PROCEEDINGS

On April 15, 2003, a putative class action lawsuit was filed in the Circuit Court for Cocke County, Tennessee, in which we were named as a defendant, on behalf of certain owners of property along the Pigeon River in Cocke County, alleging that we were discharging contaminants into the Pigeon River from our mill in Canton, North Carolina.

Plaintiffs alleged that this discharge had “substantially diminished the quality of the waters, environment and resources downstream of and along the Pigeon River in Cocke County, Tennessee” resulting in a private nuisance damaging all persons who own land adjacent to or abutting the Pigeon River.  The complaint did not allege any health or safety matters.

The putative class includes approximately 300 property owners.  A hearing on class certification was held on November 20, 2003 and the class was certified.  The demand for damages was limited to

$74,000 (exclusive of interest and costs) per individual plaintiff or $22.2 million for the class.  A trial was held in Cocke County, Tennessee in July 2005.  In September 2005, a jury verdict was rendered in favor of the plaintiffs for $2.0 million.  We are in the process of vigorously appealing the judgment and do not believe the action will have a material adverse effect on our financial position.

On October 11, 2005, we were sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cocke County, Tennessee.  The plaintiffs have limited the claim for damages to $4.9 million.  We are attempting to remove this lawsuit to federal court.  We expect that a successful appeal of the July 2005 judgment will materially effect the plaintiffs’ ability to proceed with the current lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains our selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.  Our selected consolidated Results of Operations and Other Data for 2005, 2004 and 2003 and our selected consolidated Balance Sheet Data at December 31, 2005 and 2004 have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  Our selected consolidated Results of Operations and Other Data for 2002 and 2001, and our selected consolidated Balance Sheet Data at December 31, 2003, 2002 and 2001, have been derived from audited consolidated financial statements not included in this Annual Report.  You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Results of Operations Data:
Net sales	$509,913	$474,229	$468,636	$467,781	$458,020
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	469,301	437,647	427,583	410,577	403,648
Depreciation and amortization	15,259	16,416	16,359	15,769	14,806
Flood-related loss and repairs	2,469	22,082	—	—	—
Insurance recoveries	(391)	(20,000)	—	—	—
Gross profit	23,275	18,084	24,694	41,435	39,566
Selling, general and administrative expenses	22,558	26,023	27,777	22,569	26,214
Loss on litigation	2,000	—	—	—	—
Depreciation and amortization	1,482	1,821	1,769	1,705	1,541
Insurance recoveries	(23)	(539)	—	—	—
ESOP expense	4,464	6,523	7,200	8,122	8,640
Gain on disposal of assets	(424)	(1,679)	(3,796)	(74)	(239)
Operating profit (loss)	(6,782)	(14,065)	(8,256)	9,113	3,410
Interest income	46	10	—	2	21
Interest expense, excluding amortization of deferred financing costs	(17,465)	(15,964)	(14,148)	(12,580)	(14,228)
Amortization of deferred financing costs	(1,383)	(1,230)	(4,934)	(1,312)	(1,125)
Government grant income	4,910	—	—	—	—
Loss on equity method investment	(6)	—	—	—	—
Loss before income taxes	(20,680)	(31,249)	(27,338)	(4,777)	(11,922)
Income tax benefit	—	—	—	—	(3,498)
Net loss	$(20,680)	$(31,249)	$(27,338)	$(4,777)	$(8,424)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands )

Balance Sheet Data:
Total assets	$313,682	$305,754	$309,582	$306,954	$298,797
Total senior debt(1)	161,364	146,201	136,768	114,592	124,377
Parent Pay-in-Kind (PIK) Senior Subordinated Note(2)	44,425	40,681	37,124	40,406	37,001
Total debt	205,789	186,882	173,892	154,998	161,378
Obligation to redeem ESOP shares	27,716	35,257	32,389	28,732	22,168
Obligation to redeem restricted stock units of parent	1,631	2,119	2,519	2,484	1,781
Shareholder’s equity (deficit)	(34,089)	(25,160)	4,067	29,304	35,177
Other Data:
Capital expenditures(3)	19,793	13,377	12,377	18,306	11,833
Depreciation and amortization	$18,124	$19,467	$23,062	$18,786	$17,472

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

(3)                                  This includes spending on flood-related grant projects of $3.1 million in 2005.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.  We were incorporated in Delaware in 1999 and we acquired our business on May 14, 1999 by purchasing assets from Champion International Corporation, which was subsequently acquired by International Paper Company.  The assets we acquired included the Canton mill, the Waynesville extrusion polymer coating facility and five DairyPak converting plants.  In connection with the acquisition, Champion International Corporation agreed to indemnify us from certain environmental liabilities relating to the acquired assets, including offsite liabilities incurred prior to the closing date under then existing regulations.  Champion also agreed to retain (i) the pre-closing pension liabilities for all employees at the time of acquisition and (ii) post-retirement benefits liabilities relating to, at the time of acquisition, all existing retirees and those employees who were at least 55 years of age with ten years of service.  From 1990 to 1998, Champion spent over $458.0 million improving and modernizing the Canton mill and bringing the facility into compliance with all federal, state and local environmental laws.  From 1999 to 2005, we spent approximately $148.6 million upgrading the paperboard machine, acquiring our Richmond facility, installing a new information system and making various other capital improvements at our facilities.  We believe that these upgrades and capital improvements to our facilities should reduce our future capital requirements.  Since the acquisition of our business in 1999, we have sold two of our original DairyPak converting plants.

Our business operates in two reporting segments, packaging and paper.

The packaging segment, which contributed approximately 59% of our sales in 2005, manufactures polymer-coated paperboard and converted gable top cartons sold under the DairyPak trademark.  Polymer-coated paperboard is produced with bleached paperboard, which is manufactured at our mill in Canton and coated with polymers at our nearby facility in Waynesville, North Carolina.  In 2005, 58% of the coated paperboard produced at our Waynesville facility was shipped to our DairyPak plants for conversion into gable top cartons.  We sell these cartons to food and other consumer product companies for use in packaging beverages, such as juice and milk, dry foods, such as sugar and snacks, and other products such as fabric softener.  The balance of coated paperboard produced by our Waynesville facility is sold in rolls directly to third-party converters of cup stock, ovenable food trays and cartons.  In 2005, approximately 100% of the coated paperboard utilized by our DairyPak facilities was produced in our Waynesville facility.  In 2005, approximately 19.2% of our packaging sales were exported, primarily to Europe, Central America and Asia.

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

The paper segment, which contributed approximately 41% of our sales in 2005, consists of sales of uncoated freesheet paper and uncoated paperboard manufactured at our Canton mill and sold to third-party converters and distributors.  Sales of our paper products are primarily affected by general economic activity and business employment levels in the United States and the level of electronic substitution, direct mail and advertising.  According to RISI, the industry has reduced permanent production capacity for uncoated freesheet paper from 15.2 million tons in 2000 to 13.5 million tons in 2005.  RISI projects the annual average prices for 50-pound offset printing paper to increase 2.3% in 2006 over the annual average price for 2005.  In addition, RISI projects U.S. uncoated freesheet paper consumption to grow at an average annual rate of approximately 0.3% through 2020.  Management believes that our packaging and paper segments have experienced a recovery in market conditions to mid-cycle levels.  Our order backlogs continued to strengthen during 2005.  We have implemented multiple price increases for various paper and uncoated bleached paperboard grades, which have resulted in an average increase of $189 per ton from the cyclical low pricing in January 2004.

While electronic data transmission and storage, on-line invoice payment, and the Internet have tended to reduce the demand for paper products, particularly traditional print media and envelopes, we believe that certain Internet advertising abuses may serve to heighten the demand for direct mail advertising in the near future.

Wages and benefits are the largest components of the cost of goods sold for each of our segments, representing approximately 25% of consolidated cost of goods sold in 2005.  Total employee benefit costs have increased since 2000, largely due to increasing health care costs.  In response to this, we have implemented many initiatives to control costs.  Among them were the opening of an on-site health clinic and pharmacy to provide improved control over our healthcare costs and incentives to proactively discover and treat health issues early thereby reducing risks and costs of maintaining the health of our employees.  Approximately 62% of our employees have access to these facilities.  As a result of these and many other initiatives, our healthcare-related costs actually decreased in total for 2005.  Total healthcare costs through December 31, 2005 were $18.8 million compared to $20.3 in 2004.

The second largest expense for each reporting segment is fiber, representing approximately 22% of the consolidated cost of goods sold in 2005.  We produced approximately 93% of our required fiber at the Canton mill from wood chips and purchased the balance from various pulp suppliers.  International Paper provides approximately 44% of the wood chips we need pursuant to a long-term supply agreement.  The agreement’s current term expires in May 2009, and we have a five-year renewal option at our discretion.  While the agreement ensures that we have a reliable long-term supply of wood chips, the prices that we pay International Paper for wood chips at any particular time may be greater or less than “spot” market prices.  In December 2005, the prices we paid International Paper for hardwood and pine wood chips were competitive with market prices.  The balance of our wood chips is provided by numerous local suppliers at market prices.  In 2005, wood chip prices gradually declined through the first quarter, then increased and peaked in November at 17% higher than the fourth quarter 2004.  For the fiscal year 2005, wood chip prices were 4.7% higher than 2004.  In 2006, we anticipate a leveling of chip prices from year-end 2005.

Our business segments share corporate management, accounting, human resources and information systems.  We do not allocate any corporate overhead to the two reporting segments.

Since the majority of our capacity operates on a continuous basis, expenses such as labor, energy and maintenance are relatively fixed.  We continuously strive to increase our productivity and improve our efficiencies throughout our operation.  In 2003, we launched a continuous improvement effort including the establishment of a Six Sigma process and infrastructure throughout our Company.  In 2005, we added Lean Manufacturing training to our Six Sigma program.  In addition to cost savings, our improvement process measures manpower productivity to determine the performance of these initiatives.  From 2000 to 2005, tons sold per active full-time equivalent employee has increased approximately 16%.

Extrusion polymer, a significant raw material for our packaging division, has experienced significant cost increases in 2005.  The 2005 average cost for low density polyethylene, our largest individual grade of polymer resin, increased 30% over the 2004 average cost.

In 2005, we experienced a second year of significant increase in coal costs, our primary energy source.  We have re-negotiated our annual supply contract to coincide with the 2006 calendar year.  The domestic coal markets have seen a significant increase in demand for high-quality metallurgical, or MET, coal in the international markets, which is a premium grade of coal.  This increased demand has placed pressure on high-quality steam coal, resulting in both cost increases and supply shortages since certain high-quality steam coal also contains MET coal characteristics and thereby will likely be diverted into the premium-priced MET coal market.

Our Canton mill experienced severe flooding as a result of Hurricanes Frances and Ivan on September 8 and September 17, 2004, respectively.  These two floods exceeded the Federal Emergency Management Agency’s 100-year flood plain levels and caused the shutdown of the mill commencing on September 8.  Although we resumed full production on October 4, 2004 and achieved pre-flood level production before year-end, we had a few lingering effects from hidden damage to equipment that became evident and were corrected in 2005.

Recent Events

The fourth quarter ended December 31, 2005 was significantly impacted with unprecedented increases in input costs resulting from the Gulf Coast hurricanes in the third quarter ended September 30, 2005.  The impact on fourth quarter earnings for increases in raw materials, transportation and energy costs was approximately $5.6 million.  We believe that the costs of some of our major inputs peaked in the fourth quarter ended December 31, 2005.  The cost of low density polyethylene dropped in December 2005 and February 2006 and an additional decrease is announced for March 2006.  Slight decreases in caustic soda and wood chip costs were announced in March 2006.

We announced energy surcharges for all our packaging grades during the fourth quarter ended December 31, 2005.  The impact of the announced surcharges will be fully recognized during the first quarter ending March 31, 2006.

Overall pricing for uncoated paper for the fourth quarter ended December 31, 2005 was basically flat when compared to third quarter ended September 30, 2005.  Shipments of uncoated paper for the fiscal year 2005 totaled approximately 276,000 tons, or an increase of 4.3%, compared to fiscal year 2004.  On January 6, 2006, we implemented a $60 per ton price increase for white wove, offset, reply card, multipurpose, colors and tablet grades and a $40 per ton increase for colors and envelope kraft.  These increases apply to approximately 85% of total uncoated paper shipments.

On February 27, 2006, we announced further price increases of $60 per ton for white wove, offset, reply card, multipurpose and tablet grades and $40 per ton for envelope kraft. These increases are effective March 27, 2006.

We implemented a new merit-based salary compensation program effective January 1, 2006.  This is in response to our ESOP agreement that is terminating in May 2006, which provided for stock in lieu of merit increases over the past seven years.  First year increases are to be funded by savings in certain areas such as elimination of postretirement medical coverage for salaried employees hired after March 1, 2005 and restricted medical plan access.  In addition, we implemented a 401(k) company matching program to provide a 50% company match on the first 3% contributed for all non-represented salaried employees.

On March 15, 2006, the revolving credit agreement with General Electric Capital Corporation was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million. Under the terms of the agreement, this affects the amount subject to borrowing availability restrictions (see Exhibit 10.32 to this Annual Report on Form 10-K).

Results of Operations

	2005	2004	2003
	(dollars in millions)

Net sales
Packaging	$301.2	$284.8	$284.5
Paper	208.7	189.4	184.1
Total	$509.9	$474.2	$468.6

Operating profit
Packaging	$12.9	$15.0	$23.3
Paper	10.8	4.8	5.2
Total segments’ operating profit	$23.7	$19.8	$28.5

Corporate expense	(30.5)	(33.8)	(36.8)
Total operating loss	$(6.8)	$(14.0)	$(8.3)

Percentage of net sales:
Packaging	59.1%	60.1%	60.7%
Paper	40.9%	39.9%	39.3%
Total	100.0%	100.0%	100.0%

Operating margin:
Packaging	4.3%	5.3%	8.2%
Paper	5.2%	2.5%	2.8%
Total	4.6%	4.2%	6.1%

Shipments (tons):
Packaging segment	256,590	248,676	256,747
Paper segment	295,367	291,645	292,647
Total	551,957	540,321	549,394

Average price ($ per ton):
Packaging segment	$1,174	$1,145	$1,108
Paper segment	707	650	629
Average price	$924	$878	$853

Year Ended December 31, 2005 (2005) Compared to Year Ended December 31, 2004 (2004)

Net Sales.  Net sales for 2005 increased $35.7 million or 7.5% to $509.9 million compared to $474.2 million in 2004.  Our overall improvement in revenue was attributable to a $16.4 million increase in our packaging segment sales and a $19.3 million increase in net sales in our paper segment.

Net sales for our packaging segment in 2005 increased $16.4 million or 5.8% to $301.2 million compared to $284.8 million in 2004.  The increase in packaging segment sales was primarily attributable to an increase in average revenue per ton sold of 6.7% on non-converted coated board sold out of our Waynesville facility and 3.7% on our carton business.  Sales volume in our packaging segment increased by 7,914 tons or 3.2%, reflecting a 12.5% increase in shipments of our non-converted board partially offset by a 3.1% decline in the volume of converted cartons shipped.  In 2005, our packaging segment sold 256,590 tons of coated and converted paperboard products at an average price of $1,174 per ton, compared to 248,676 tons sold in 2004 at an average price of $1,145 per ton.

Net sales for our paper segment in 2005 increased $19.3 million or 10.2% to $208.7 million compared to $189.4 million in 2004.  The increase was due to increased volumes of product shipped as well as an increase of 8.8% in the average revenue per ton shipped.  In 2005, our paper segment sold 295,367 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard at an average price of $707 per ton, compared to 291,645 tons sold in 2004 at an average price of $650 per ton.  Sales volume in the prior year was negatively impacted due to flood-related downtime at our manufacturing facility in the third and fourth quarters 2004.  Pricing for our paper products declined slightly in the third and fourth quarters 2005 but remained above the 2004 average.  We implemented a $60 per ton increase covering most of our uncoated paper grades on January 6, 2006.

Operating Profit.  Total segments’ operating profit increased $3.9 million or 19.7% to $23.7 million in 2005 compared to $19.8 million in 2004.  As a percentage of sales, total segments’ operating profit increased to 4.6% in 2005 from 4.2% in 2004.

The following table sets forth significant items that increased (decreased) total segments’ operating profit in 2005 as compared to 2004:

	2005	2004	Change
Segments’ Operating Profit ($ millions)	$23.7	$19.8	$3.9

Net flood impact in 2005 versus 2004 (1)	$9.0

Severance costs incurred in 2004	3.9

Product pricing improvement	29.2

Transportation costs	(5.5)

Major raw material costs	(22.5)

Energy costs (primarily coal)	(9.0)

Net gain on sale of fixed assets in 2005 versus 2004	(1.3)

Other	0.1

Total	$3.9

(1)                                  The total impact of the flood on 2004 segments’ operating profit was $10.7 million, which was comprised of $22.6 million for property damage and $8.6 million for business interruption, offset by $20.5 million for insurance recoveries booked.  The total impact of the flood on 2005 segments’ operating profits was $1.7 million, which was comprised of repairs related to property damage of $2.1 million, offset by $0.4 million booked for insurance recoveries.

Operating profit for our packaging segment decreased $2.1 million or 14.0% in 2005 to $12.9 million or 4.3% of packaging segment sales, compared to $15.0 million or 5.3% of packaging segment sales in 2004.  The decrease in operating profits was due to (a) increased inbound transfer cost of rawstock paperboard of $3.2 million; (b) increased costs for energy consumed at our converting facilities of $0.4 million; (c) increased polymer and other raw material costs of $11.5 million; (d) increases to transportation costs of approximately $3.8 million due to higher carrier fuel costs; and (e) gain on sale of assets of $1.7 million related to the sale of our Fort Worth, Texas DairyPak facility in 2004 compared to a net gain on sale from miscellaneous fixed assets in 2005 of $0.4 million.  The aggregate decrease was partially offset by (a) increased pricing on non-converted coated board sales of $6.4 million and on carton sales of $7.1 million; (b) severance costs of $1.8 million in 2004 related mainly to the shutdown of our Fort Worth, Texas DairyPak facility; (c) flood-related business interruption costs of $2.2 million incurred in 2004; and (d) other miscellaneous and offsetting variances in the amount of a favorable $0.6 million.

Operating profit for our paper segment increased $6.0 million or 125.0% in 2005 to $10.8 million or 5.2% of paper segment sales, compared to $4.8 million or 2.5% of paper segment sales in 2004.  The increase in operating profit was primarily due to (a) a decrease of $6.8 million in the 2005 period as compared to 2004 in flood-related business interruption losses and property damage expenses, net of realized or accrued insurance proceeds; (b) increased pricing on our uncoated paper products of $14.0 million and on our uncoated board products of $1.7 million; (c) the increased rate to the packaging segment on paperboard transfers of $3.1 million; and (d) severance costs of $2.1 million in 2004 related to hourly and salary position eliminations at our Canton, North Carolina manufacturing facility.  The aggregate increase of $27.7 million was partially offset by (a) cost increases of approximately $11.0 million on many of our primary raw materials including wood chips, purchased pulp and chemicals; (b) increased energy costs of $8.6 million due primarily to cost increases on coal, fuel oil and electricity consumed in our manufacturing process; (c) increases to outbound freight costs for our products sold of approximately $1.7 million due to higher carrier fuel costs; and (d) other miscellaneous and offsetting variances totaling a negative $0.4 million.

Selling, General and Administrative.  Total selling, general and administrative expenses decreased $3.4 million or 13.1% to $22.6 million in 2005 compared to $26.0 million in 2004.  In January 2005, the management fee agreement between us and our parent’s majority stockholder was amended to terminate future obligations under the agreement, resulting in a savings in selling, general and administrative expenses of $2.2 million in 2005 as compared to 2004.  The reduction in selling, general and administrative expenses for 2005 also included a $1.2 million decrease in corporate wages and benefits cost in 2005 as compared to 2004.  The reduction in wages and benefits costs included the elimination of a $0.3 million reserve in 2005 held to complete the closure of our Fort Worth, Texas DairyPak facility that was undertaken in 2004 as well as $0.3 million charge to workers compensation expense in 2004 related to the facility closure in Morristown, New Jersey completed in 2003.

Loss on Litigation.  We established a $2.0 million reserve in 2005 to recognize the potential liability from a class action lawsuit that was filed against the Company on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee.  The demand for damages by the class participants totaled approximately $22.5 million.  On August 17, 2005 a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages.  We have appealed the decision to the Eastern Section of the Tennessee Court of Appeals in Knoxville, Tennessee.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to operations decreased $0.3 million or 16.7% to $1.5 million in 2005 compared to $1.8 million in 2004.  The drop in depreciation expense relates primarily to the completion of amortization on system-related assets purchased in prior years.

ESOP Expense.  ESOP expense decreased $2.0 million or 30.7% to $4.5 million in 2005 compared to $6.5 million in 2004.  The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP.  The amount of the ESOP expense varies with the value of the shares, which is determined by an independent valuation specialist at the end of each year.  The decrease in 2005 reflects the decline in valuation of our shares to $6.20 per share in 2005 compared to $9.06 in 2004.

Gain on Sale of Assets.  In 2005, we realized a gain of $0.4 million related to the sale of a parcel of land adjacent to our Waynesville, North Carolina facility.  In 2004, to complete our planned consolidation and plant shutdown process, we sold our Fort Worth, Texas DairyPak facility and various other assets for which we recorded a net gain of approximately $1.7 million.

2004 Compared to Year Ended December 31, 2003 (2003)

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

Net sales for our paper segment in 2004 increased $5.3 million or 2.9% to $189.4 million compared to $184.1 million in 2003.  The increase was primarily due to an increase of 3.3% in the average revenue per ton shipped.  In 2004, our paper segment sold 291,645 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard at an average price of $650 per ton, compared to 292,647 tons sold in 2003 at an average price of $629 per ton.  We estimate that paper segment sales volumes were approximately 20,000 tons below normal levels in 2004 due to flood-related downtime at our manufacturing facility in the third and fourth quarters as described above (which represented approximately $14.0 million of our aggregate net sales in 2004).  In addition, we estimate sales volumes were approximately 5,000 tons below normal levels in 2003 due to the planned cold mill outage executed in April 2003.

Operating Profit.  Total segments’ operating profit decreased $8.7 million or 30.5% to $19.8 million in 2004 compared to $28.5 million in 2003.  As a percentage of sales, total segments’ operating profit decreased to 4.2% in 2004 from 6.1% in 2003.

The following table sets forth significant items that increased (decreased) total segments’ operating profit in 2004 as compared to 2003:

	2004	2003	Change
Segments’ Operating Profit ($ millions)	$19.8	$28.5	$(8.7)

Net flood impact in 2004(1)	$(10.7)

Cold mill outage executed in 2003	6.0

Product pricing improvement	10.8

Outbound transportation costs	(4.6)

Gain on sale of assets	(2.1)

Severance expenses	(2.4)

Plastic resin pricing used at Waynesville coating facility	(3.6)

Energy prices (coal)	(3.3)

Other	1.2

Total	$(8.7)

(1)                                  The total impact of the flood on 2004 segments’ operating profit was $10.7 million, which was comprised of $22.6 million for property damage and $8.6 million for business interruption, offset by $20.5 million for insurance recoveries booked.

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

Selling, General and Administrative.  Total selling, general and administrative expenses decreased $1.8 million or 6.5% to $26.0 million in 2004 compared to $27.8 million in 2003.  This decrease was primarily attributable to a reduction in bad debt expense of $2.8 million, which primarily related to the bankruptcy of one of our significant DairyPak customers in 2003.  Partially offsetting the decrease in bad debt expense was $0.9 million in increased audit and attorneys’ fees relating to (i) the issuance of the 9.5% senior secured notes that we issued on December 17, 2003 and the related exchange offer and (ii) achieving and maintaining compliance with required SEC rules and regulations, as well as approximately $0.3 million in startup costs for the new medical clinic/pharmacy located near our Canton mill.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to operations remained relatively unchanged at $1.8 million in 2004 compared to $1.8 million in 2003.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our total senior debt, defined as total debt including capital lease obligations less the Parent PIK Senior Subordinated Note, at December 31, 2005 was approximately $161.4 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for 2006 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.

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

On December 21, 2004, the revolving credit facility was amended to reduce the amount subject to borrowing availability restrictions from $15.0 million to $7.5 million on a permanent basis.  We must also meet certain affirmative and negative operating covenants.  In the event of default or if the availability falls below $7.5 million, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million.  At December 31, 2005, the working capital facility’s outstanding balance was approximately $34.1 million and the borrowing availability was approximately $5.5 million after considering the $7.5 million borrowing availability restriction (see Note 3).

Net cash provided by operating activities was $5.2 million in 2005, $5.7 million in 2004 and $7.8 million in 2003.

Net cash used in investing activities was $19.3 million in 2005, $11.2 million in 2004 and $6.4 million in 2003.  Capital expenditures in 2005 totaled $19.9 million (of which $0.1 million was financed through capital leases and $3.1 million was reimbursed by State and Federal grants for flood preservation).  In 2005, capital spending for environmental compliance totaled $7.4 million.  The net cash used in investing activities in 2004 reflects the proceeds of $2.2 million generated from the sale of the Fort Worth DairyPak facility and other miscellaneous assets.  Capital expenditures in 2004 totaled $14.2 million (of which $0.8 million was financed through capital leases).  In 2004, capital spending for environmental compliance totaled $5.6 million.  The net cash used in investing activities in 2003 reflects the proceeds of $6.0 million generated from the sale of the Morristown facility and other miscellaneous assets.  Capital expenditures in 2003 totaled $14.0 million (of which $1.7 million was financed through capital leases).  In 2003, capital spending for environmental compliance totaled $2.2 million.

Capital expenditures for 2006 are projected to total approximately $8.7 million, of which $0.8 million is for environmental compliance.  We are in the process of upgrading our boilers to comply with nitrogen oxide (NOx) gas emission regulations for a total estimated cost of $6.9 million through 2006 of which approximately $6.5 million has been expended as of December 31, 2005.  In addition, we anticipate spending approximately an aggregate of $10.4 million from 2004 to 2007 to comply with the Maximum Achievable Control Technology I and II federal standards developed by the U.S. Environmental Protection Agency (MACT I and MACT II).  On September 14, 2004, the EPA promulgated the Industrial Boiler MACT, or IB MACT, with a compliance date of September 2007.  We operate five emission units that are subject to IB MACT.  No significant capital is expected to be required to comply.  At this time, we do not anticipate that any of the above compliance matters will have a material adverse effect on our financial position.  We currently estimate that we will spend an average of approximately $12.0 to $15.0 million in each of the next three years (excluding 2006) for capital expenditures for environmental compliance and maintaining current operations.

We expect to contribute approximately $0.8 million to our pension plan and $0.4 million to our postretirement benefits plan in 2006 after giving effect to the elimination of postretirement benefits for salaried employees hired after March 1, 2005 as described below.  The estimated future benefit payments for both plans are expected to be $0.7 million, $0.9 million, $1.1 million, $1.5 million and $1.6 million, for the years ended 2006 through 2010, respectively.  The aggregate estimated benefit payments in the five years from 2011 through 2015 are $11.8 million.

Net cash provided by financing activities was $13.8 million in 2005, $5.8 million in 2004 and $0.4 million in 2003.  The net change in 2005 compared to 2004 and 2004 compared to 2003 was due to borrowings under our revolving loan agreement.

As of December 31, 2005, our material obligations under firm contractual arrangements (including commitments for future payments under long-term debt obligations, ESOP, capital and operating lease arrangements and other long-term obligations) were:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$203,642	$14,851	$188,151	$640	—
Parent PIK Senior Subordinated Note	61,121	—	—	61,121	—
Capital lease obligations	1,779	671	553	388	167
Operating lease obligations	4,716	1,443	2,383	863	27
ESOP(2)	27,716	930	2,325	2,945	21,516
Restricted stock repurchase(2)	1,631	500	1,131	—	—
Pension & Post Retirement Plan	22,678	714	2,061	3,070	16,833
Purchase obligations(3)	100,215	29,787	59,574	10,854	—
Management fees	6,736	—	—	6,736	—
Customer rebates	9,265	9,265	—	—	—
Other long-term liabilities reflected on balance sheet under U.S. generally accepted accounting principles	730	—	—	—	730
Total(4)	$440,229	$58,161	$256,178	$86,617	$39,273

(1)                                  Includes approximately $43,852 of aggregate interest payments.

(2)                                  The dollar amount of our parent’s obligation to redeem ESOP shares and restricted stock shares is determined by multiplying the value of our parent’s common stock, as periodically determined by an independent valuation specialist, by the number of shares of our parent’s common stock eligible for redemption at the time of computation.  As of December 31, 2005, the appraised value of our parent’s common stock was $6.20 per share and the number of shares available for redemption was 4,470,255 and 267,088 for the ESOP and restricted stock, respectively, which is the basis for the computations shown above.

(3)                                  The value of the minimum required purchase commitment based on current pricing to purchase wood chips from International Paper through May 2009.

(4)                                  Although not yet our contractual obligations, we estimate that we will spend $5.4 million in equipment upgrades over the next two years in order to maintain compliance with environmental regulations.

Net Operating Loss Carryforwards

At December 31, 2005, we had federal net operating loss carryforwards, or NOLs, of $162.3 million and state NOLs of $148.8 million available to offset future taxable income.  Our federal NOLs expire at various dates between 2020 and 2025.  Our state NOLs expire at various dates between 2006 and 2025.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FAS Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  We are required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the interpretation is applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The adoption of FIN 46R did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  The accounting provisions of SFAS 123R are effective for the next fiscal year beginning after June 15, 2005.  We will adopt the provisions of SFAS 123R in 2006.  Management does not believe that the adoption of SFAS 123R will have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in 2006.  Management does not believe that the adoption of SFAS 151 will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FAS Interpretation No. 47, “Accounting For Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47),” which clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement obligation for which uncertainties surrounding the timing or method of settlement exist.  While such uncertainties may be conditional on a future event, a liability for the fair value of the conditional asset retirement obligation must be recorded if the fair value of the liability can reasonably be estimated.  The accounting provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.  We believe that we have a conditional asset retirement obligation for remediation of hazardous materials liabilities, including asbestos, in the event of plant closure or demolition.  Furthermore, we believe that there is an indeterminable settlement date for the asset retirement obligation due to the range of time over which settlement may occur being unknown.  Therefore, the fair value of the conditional asset retirement obligation cannot reasonably be estimated.  This is attributable to the potential range of settlement dates not being specified by others, having no plans for demolition or closure of the plant in order to remove the hazardous materials, and changing economic conditions.  When sufficient information exists to reasonably estimate fair value, a liability will be recorded.  As of December 31, 2005, the adoption of FIN 47 did not have a material effect on our consolidated financial statements.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  Within the most recent four years, we have had two significant customers file bankruptcy resulting in write-offs of 4% and 9% of the outstanding receivable balance at the time of the bankruptcy filings.

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

Land improvements	10-24 years
Buildings and improvements	3-40 years
Machinery and equipment	5-35 years
Software and computer equipment	3-5 years
Office equipment	6-10 years

Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the lease term or estimated useful life of the asset.  For the impairment or disposal of long-lived assets, we follow the guidance contained in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable.  A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or the fair value less selling expenses.  Recoverability of a long-lived asset is measured by comparing the carrying amount of the asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset.  In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with, and which are expected to materialize as a direct result of, the use and/or disposition of the asset.

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

We also sponsor an unfunded defined benefit health care plan for substantially all retirees and employees.  We accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits.  To help reduce the long-term costs of  this benefit, we eliminated postretirement coverage under this plan for salaried new hires effective for employees hired after March 1, 2005.

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

Our pension plan assets had market gains of 11.9% in 2005 due to the improving stock market while lower discount rates increased the pension liabilities.  This caused pension liabilities to continue to exceed pension plan assets but caused an increase to shareholder’s equity of approximately $0.3 million in 2005.  Additionally, based upon the actuarial assumptions at December 31, 2005, pension expense will remain approximately the same at $1.9 million in 2006.  Other nonpension postretirement expense will be approximately $1.0 million in 2006, compared to $1.9 million in 2005.  Our cash contribution for both plans will be approximately $1.2 million in 2006, compared to $2.0 million in 2005.

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

We are subject to extensive federal and state environmental regulation and laws.  It is management’s ongoing environmental objective to maintain full compliance with all environmental laws and regulations.

In the normal course of business we use landfills to dispose of our solid waste created in the manufacturing process.  SFAS No. 143 defines how to account for asset retirement obligations in connection with industrial waste landfills.  SFAS No. 143 requires estimates in future closing costs, life of the landfill and net present value interest rates.  We adopted SFAS No. 143 on January 1, 2003 and accordingly have recorded a liability of $0.7 million at December 31, 2005.  Assumptions and estimates used in determining the valuation for this landfill are reviewed periodically and adjustments are recorded.

Valuation of Parent’s Common Equity Shares

At our inception, the Blue Ridge Paper Products Employee Stock Ownership Plan, or the ESOP, was established into which our Parent contributes cash or stock for the benefit of all eligible employees in return for a reduction in employee compensation.

For each plan year, our parent contributes cash or stock to the ESOP as determined by the board of directors, not to exceed our maximum deductible for tax purposes or the maximum participant compensation under guidelines of the Internal Revenue Service.  The ESOP Plan specifies that 40% of the common stock authorized and outstanding (or 5,040,000 shares) will be allocated to the ESOP from May 14, 1999 through May 13, 2006.  As of December 31, 2005, we had allocated 4,777,644 shares  to the ESOP.  The remaining 262,356 shares are expected to be allocated in 2006.  Of the shares allocated at

December 31, 2005, we had repurchased 307,389 shares, which are held as treasury stock by the parent.  On a fully diluted basis, the ESOP owned 37.8% of the total shares outstanding at December 31, 2005.

In addition to the ESOP, certain of our management employees hold restricted common stock units of our parent which vest with service over varying periods of time.  Each year we employ an independent valuation specialist to provide an appraisal of our common equity share value, based on certain assumptions and estimates, in order to record the ESOP expense as well as the obligations to redeem ESOP shares and restricted stock units.  The appraisal is based upon historical financial statements, management’s projections for capital spending and financial results and industry information on competitors including available analyst reports.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposures relating to this market risk are summarized below.  This information should be read in connection with the consolidated financial statements and the related notes.

We manage interest cost using a combination of fixed and variable rate debt.  As of December 31, 2005, we have $125.0 million notes at 9.5% and a $50.0 million working capital credit facility at variable rates of interest.  As of December 31, 2005, approximately $34.1 million was outstanding under our working capital credit facility at a short-term interest rate mix of 1.0% over Applicable Revolver Index Margin and 2.75% over Libor.  Our revolver has two options for interest rates Applicable Revolver Libor Margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from 0.75% - 1.25%.  The credit agreement was amended on August 5, 2005 to reduce these interest rates to 2.25% - 2.75% for Libor and 0.5% - 1.0% for Applicable Index Margin.  We use the highest percent in each option based on the availability grid.  In addition, as of December 31, 2005, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of five years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B)           Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Richard A. Lozyniak	44	President, Chief Executive Officer and Director
John B. Wadsworth	54	Chief Financial Officer
Terry A. Huskey	48	Vice President and General Manager–Paper
Phillip E. Bowen	52	Vice President and General Manager–Packaging
Robert M. Shanahan	47	Vice President–Manufacturing & Mill Management
Jeffery A. Bailey	43	Director
Jay Bernstein	30	Director
Norris L. Hartman, Jr.	38	Director
Stephen E. Hoey	47	Director
Dann D. Jesse	48	Director
Eugene J. Keilin	63	Chairman of the Board
Raquel V. Palmer	33	Director
Michael G. Psaros	38	Director
David P. Shapiro	44	Director
Romaine L. Wilson	49	Director

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

Phillip E. Bowen has been our vice president and general manager of our packaging segment since December 2000.  He was previously employed by us as vice president, business development, from September 1999 to December 2000, and was employed by us from our inception to September 1999 and by the predecessor owner of the mill, Champion International Corporation, as plant manager, Waynesville facility, from September 1994 to September 1999.  Mr. Bowen is a director of Italpack Cartons S.r.l., an Italian distributor of gable top cartons in Europe, Africa and the Middle East; and Envases, a Panamanian distributor of gable top cartons for the Central American and Caribbean markets.

Robert M. Shanahan has been our vice president of manufacturing and mill management at the Canton mill since August 2001.  Mr. Shanahan previously was employed by the predecessor owner of the mill, Champion International Corporation, in various positions, including operations manager (June 2000 to August 2001) and operations coordinator (1997 to June 2000).

Jeffery A. Bailey became a member of our board of directors effective January 1, 2006 and is a union designee.  He has been employed at our Athens, Georgia DairyPak facility starting as a general laborer in 1990.  He was promoted to general mechanic in 1994, following his apprenticeship in that field.

Jay Bernstein has been a member of our board of directors since January 28, 2005 and is a designee of KPS Special Situations Fund, L.P., or KPS, a majority stockholder of our parent.  Mr. Bernstein joined KPS in 1999 as a vice president and is currently a senior vice president of KPS.  Mr. Bernstein is a director of Speedline Technologies, Inc., a manufacturer of product solutions for the electronics assembly and semiconductor packaging industries (Speedline); Blue Heron Paper Company, a manufacturer of newsprint, rebrite and other groundwood paper products (Blue Heron); and Ashcroft, Inc., a manufacturer of a variety of pressure gauges, transducers, transmitters, pressure and temperature switches, and other devices (Ashcroft).  Prior to joining KPS, Mr. Bernstein was an investment banker at Schroders.

Norris L.  Hartman, Jr.  became a member of our board of directors effective January 1, 2006 and is a union designee.  Mr. Hartman has been employed by us or our predecessor, Champion International Corporation, since 1992.  His current position is converting department lead person. He is a past president of USW Local Union 7-0761, and currently serves as vice president of that Local Union.

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

Dann D. Jesse became a member of our board of directors effective January 1, 2006 and is the salaried employees designee.  He is employed at the Canton Mill as the manager of systems engineering and has served in that capacity since joining us, and our predecessor company, in 1990.

Eugene J. Keilin has been chairman of our board of directors since our inception and is a KPS designee.  Mr. Keilin founded Keilin & Co. LLC (K&Co.), an investment banking firm specializing in providing advisory services in connection with financial restructuring and bankruptcy transactions, in 1990 and co-founded KPS, a family of private equity funds focused on constructive investing in restructurings, turnarounds, bankruptcies and other special situations, in 1997.  He is currently a managing principal of KPS and of K&Co.  Mr. Keilin serves as a director of Blue Heron; Genesis Worldwide II, Inc., a capital goods manufacturer servicing all segments of the metals industry (Genesis); Speedline; Wire Rope Corporation of America, Inc., a producer of wire rope products (Wire Rope); AmeriCast Technologies, Inc., a manufacturer of highly-engineered steel and iron sand castings, machine components and assemblies (AmeriCast); Jernberg Industries, Inc., a manufacturer of highly engineered forged parts for various power-train and wheel-end applications (Jernberg); Blue Water Automotive Systems, Inc., a manufacturer and designer of highly engineered molded thermoplastic components and assemblies (Blue Water); and Ashcroft.  He is also a director for The Segal Company and Air America Corp.  Prior to founding K&Co., Mr. Keilin was a general partner of Lazard Freres & Co.

Raquel V. Palmer has been a member of our board of directors since our inception and is a KPS designee.  Ms. Palmer is a principal of KPS. Ms. Palmer has been with KPS since the fund’s inception.  Ms. Palmer serves as a director of Blue Heron; Wire Rope; and Blue Water.  Immediately prior to joining KPS, Ms. Palmer was an investment banker with Kidder, Peabody & Co.

Michael G. Psaros has been a member of our board of directors since our inception and is a KPS designee.  Mr. Psaros co-founded KPS in 1998 and is currently a managing principal of KPS.  He is a director of Blue Heron; Wire Rope; Speedline; and Blue Water and is chairman of the board of Genesis; AmeriCast; Jernberg; and Ashcroft.  Prior to joining KPS, Mr. Psaros was an investment banker with Bear, Stearns & Co., Inc.

David P. Shapiro has been a member of our board of directors since our inception and is a KPS designee.  Mr. Shapiro co-founded KPS and is currently a managing principal of KPS.  Mr. Shapiro is chairman of the board of directors of Blue Heron; Speedline; Wire Rope; and Blue Water and serves as a director of Genesis; AmeriCast; Jernberg; and Ashcroft.  Prior to joining KPS, Mr. Shapiro was an investment banker at Drexel Burnham Lambert Incorporated and Dean Witter Reynolds, Inc.

Romaine L. Wilson has been a member of our board of directors since January 1, 2004 and is a union designee.  She has been employed by us or our predecessor of the mill, Champion International Corporation, as a quality control inspector since 1979.

Stockholders Agreement

Pursuant to a Stockholders Agreement dated as of May 14, 1999, entered into by and among Blue Ridge Holding Corp., our parent, and certain stockholders, our board of directors is to consist of a total of 11 members, of which three individuals are designated by USW and one individual is designated by our salaried workers.  Six of the seats on our board of directors are filled by designees of KPS, a majority stockholder (and its affiliate, KPS Supplemental Fund), and the remaining seat is held by our chief executive officer.  We believe that this arrangement permits our plant employees to be represented on the board of directors both as our employees and as stockholders of our parent, thereby enhancing our employees’ alignment with the other stockholders of our parent.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (i.e., no executive officer of ours or of our parent serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors or our parent’s board of directors).

Board of Directors and Committees

The board of directors held four meetings during 2005 and took action by written consent on seven occasions.  During 2005, directors then in office attended 92% of the aggregate total number of meetings of the board of directors held during the period in which he or she was a director and the total number of meetings held by all of the committees of the board of directors on which he or she served.  The standing committees of the board of directors include the audit and compensation committees.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics).  A copy of the Code of Ethics has previously been filed with the Securities and Exchange Commission and is herein incorporated by reference (see Exhibit 14.1 to this Annual Report on Form 10-K).

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for fiscal years ended December 31, 2005, 2004 and 2003 awarded to, earned by or paid to our chief executive officer, and the other four most highly compensated executive officers:

		Annual Compensation (1)			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Unit Award ($)	All Other Compensation ($)

Richard A. Lozyniak	2005	$325,000	$150,000	—	(4)	$12,471	(2)(3)
President and Chief	2004	$325,000	$150,000	—	—	$15,124	(2)(3)
Executive Officer	2003	$325,000	$260,000	—	—	$16,623	(2)(3)

John B. Wadsworth	2005	$180,000	$66,154	—	(4)	$12,703	(2)(3)
Chief Financial Officer	2004	$180,000	$65,000	—	—	$15,099	(2)(3)
	2003	$180,000	$135,701	—	—	$16,623	(2)(3)

Terry A. Huskey	2005	$185,000	$75,000	—	(4)	$11,497	(2)(3)
Vice President and	2004	$185,000	$96,037	—	—	$15,124	(2)(3
General Manager-Paper	2003	$185,000	$62,307	—	—	$16,623	(2)(3)

Phillip E. Bowen	2005	$185,000	$95,000	—	(4)	$12,554	(2)(3)
Vice President and	2004	$185,000	$84,915	—	—	$15,124	(2)(3)
General Manager-Packaging	2003	$185,000	$90,188	—	—	$16,548	(2)(3)

Robert M. Shanahan	2005	$180,000	$88,380	$12,436(5)	(4)	$11,567	(2)(3)
Vice President	2004	$180,000	$85,266	$12,436(5)	—	$15,124	(2)(3)
Manufacturing & Mill Management	2003	$180,000	$76,552	—	—	$16,583	(2)(3)

(1)                                  Includes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year.  Excludes cash bonuses paid in the referenced year with respect to services rendered in the prior fiscal year.

(2)                                  Includes shares of common stock of our parent allocated to such individual’s retirement account under the ESOP for 2005 valued at $10,268, for 2004 valued at $13,864 and for 2003 valued at $15,183.

(3)                                  Includes the dollar value of premiums paid by us with respect to term life insurance for the benefit of Richard A. Lozyniak ($1,350, $1,260 and $1,440), John B. Wadsworth ($1,350, $1,235 and $1,440), Terry A. Huskey ($1,229, $1,260 and $1,440), Phillip E. Bowen ($1,350, $1,260 and $1,365) and Robert M. Shanahan ($1,299, $1,260 and $1,400) for 2005, 2004 and 2003, respectively.  Includes also the value of long-term disability (LTD) insurance provided in 2005 paid by us for Mr. Lozyniak ($853), Mr. Wadsworth ($1,085) and Mr. Bowen ($936).  This LTD benefit was terminated for these individuals in early 2006.

(4)                                  At December 31, 2005, certain named executive officers owned total shares of restricted stock of our parent as follows: Richard A. Lozyniak (63,000), John B. Wadsworth (12,000), Terry A. Huskey (5,500), Phillip E. Bowen (15,000) and Robert M. Shanahan (4,500), the estimated fair market value of which was $390,600, $74,400, $34,100, $93,000 and $27,900, respectively, as of such date.  The Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc. is a tax-qualified defined benefit retirement plan that covers all salaried employees who have completed one year of service.  Each of the named executive officers is eligible to participate in the pension plan.  The pension plan provides for a retirement benefit based on a formula that takes into account a participant’s years of credited service and final average earnings.  Participants become fully vested in the plan after five years of service.

(5)                                  Includes payment to Mr. Shanahan in lieu of bridging his pension service from 1999 until 2001.

Pension Plan

The Pension Plan Table below sets forth the estimated annual benefits payable under the pension plan upon a named executive officer’s retirement at age 65, computed on the basis of a straight life annuity form of payment, for specified remuneration levels and years of service, prior to offset as described below.

PENSION PLAN TABLE(1)

	Years of Credited Service(3)
Final Average Earnings(2)	10	15	20	25	30	35	40

$100,000	$13,031	$19,547	$26,063	$32,578	$39,094	$41,594	$44,094
$125,000	$17,199	$25,798	$34,398	$42,997	$51,596	$54,721	$57,846
$150,000	$21,366	$32,049	$42,733	$53,416	$64,099	$67,849	$71,599
$175,000	$25,534	$38,301	$51,068	$63,834	$76,601	$80,976	$85,351
$200,000	$29,701	$44,552	$59,403	$74,253	$89,104	$94,104	$99,104
$210,000	$31,128	$46,809	$62,256	$78,015	$93,618	$98,634	$104,118

(1)                                  Pension benefits shown in the Pension Plan Table are subject to offset for any benefits payable to the participant under the Champion International Corporation Salaried Retirement Plan #001 (or any successor plan).  The Pension Plan Table does not reflect this offset.

(2)                                  A participant’s final average earnings is equal to the greater of (i) the average of the highest five consecutive plan years of compensation paid during the nine plan years preceding the date of termination or (ii) the average of the final five consecutive plan years of compensation paid with the last period of earnings.  A participant’s years of credited service and compensation credited under the Champion International Corporation Salaried Retirement Plan #001 (or any successor plan) are recognized under our pension plan.  Compensation refers to a participant’s total pay received as an employee during a calendar year, including contributions to a 401(k) plan, any incentive plan awards, any lump sum salary adjustment, any taxable profit sharing distribution and any amount deferred pursuant to a cafeteria plan.  Final average earnings do not include company contributions to any benefit plan, any relocation reimbursements, special awards or gross-up, any severance pay, expense reimbursements, tuition reimbursement, performance awards, special bonus awards or any vacation in lieu of funds.  All salary and bonus reported in the Summary Compensation Table is included in the calculation of final average earnings.  Compensation for benefit calculation purposes is limited to $210,000 for the year ended December 31, 2005 and is subject to statutory increases and cost-of-living increases in future years.  The Pension Plan Table does not reflect future increases in the amount of pensionable earnings that may be taken into account under the pension plan.  Had the named executive officers in the Summary Compensation Table retired as of December 31, 2005, their final average earnings would be as follows: Richard A. Lozyniak: $210,000; John B. Wadsworth: $210,000; Terry A. Huskey: $210,000; Phillip E. Bowen: $210,000; and Robert M. Shanahan: $210,000.

(3)                                  On December 31, 2005, the named executive officers in the Summary Compensation Table had the following approximate years of credited service: Richard A. Lozyniak: 6.5; John B. Wadsworth: 27.2; Terry A. Huskey: 26.5; Phillip E. Bowen: 26.8; and Robert M. Shanahan: 4.4.

Compensation of Directors

Members of our and our parent’s board of directors do not receive director’s fees or other compensation for services as directors.  All members of our and our parent’s board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board.

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

The employment agreements for Messrs. Lozyniak, Wadsworth, Bowen and Huskey each have a term of three years and will expire on March 21, 2008; provided, however, that the employment term will automatically be renewed for successive additional one-year periods unless either party to the agreement gives at least 30 days’ prior written notice of non-renewal before the end of the then-current employment term.  The employment agreement for Mr. Shanahan has a term of five years and will expire on July 31, 2006.  Each of the employment agreements can be terminated earlier by us with or without “cause” or by the executive with or without “good reason” (each as defined in the employment agreement).  Upon a termination by us without “cause” or by the executive for “good reason,” the executive will be entitled to receive certain severance payments and continued benefits for a specified period of time following such termination.  The definition of “good reason” in the employment agreement for Mr. Shanahan includes a sale of the company to a third party not acceptable to Mr. Shanahan upon a 60-day written notice after the effective date of the sale.  In addition, each of the employment agreements (other than for Mr. Shanahan) provides that, if, within 12 months of a “change of control” (as defined in the employment agreement), an executive’s employment is terminated by us or the executive (including a termination by us for cause or by the executive for good reason), the executive will be entitled to certain severance payments and continued benefits for one year following such termination, except that the obligations described with respect to a “change of control” will be satisfied by the payment of any amounts with respect to a termination without “cause” or for “good reason” as described above.

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

Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the executives after the occurrence of certain events specified in the agreement evidencing the grant, including the executive’s termination of employment for any reason and an initial public offering.  To the extent that shares are not delivered to the executive by June 30, 2006, the executive may elect to receive the stock certificates on and after that date.  Any shares delivered shall be subject to the terms and conditions (including the limitations on transferability) of the Stockholders Agreement dated as of May 14, 1999, entered into by and among our parent and certain stockholders.  In certain circumstances, our parent has the right, but not the obligation, to repurchase shares from the executives and the executive (or his or her estate or legal representative) may cause our parent to purchase shares of common stock held by the executive in accordance with the terms of the agreement evidencing the grant.

2005 Employee Stock Unit Plan

In March 2005, the board of directors of our parent adopted the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan.  The plan authorizes a total of 250,000 restricted stock units to be awarded to selected management employees, as determined by the compensation committee of our board of directors.  No single individual is eligible to receive more than 10% of all restricted stock units available for grant under the plan.  Awards under the plan may be granted at any time prior to the fifth anniversary of the date of adoption by the compensation committee.  Each award under the plan will be evidenced by a grant agreement.

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

Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the participants after the occurrence of certain events specified in the agreement evidencing the grant, including the participant’s termination of employment for any reason and the date 18 months after an initial public offering.  The shares will be vested on the fifth anniversary of the date of grant.  The participants shall receive the stock certificates within 30 days after such occurrence.  Following a six-month waiting period, the participants can put the shares to the Company at the fair market value.  Any shares delivered shall be subject to the terms and conditions (including the limitations on transferability) of a Stockholders Agreement dated as of May 14, 1999, entered into by and among our parent and certain stockholders.  After a termination of a participant’s employment and upon certain other events, our parent has the right, but not the obligation, to repurchase shares from the participants.  Following the fifth anniversary of the date of grant or an earlier termination by reason of death or disability, our parent shall be obligated under the award agreement, except in specified circumstances including following an initial public offering, to purchase any outstanding shares of common stock the participant received pursuant to a plan award.  As a condition to receipt of an award, the shares evidenced by it, or payment for those shares, participants in the plan may be required by the compensation committee to certify that they have not disparaged, competed with, or solicited the employees, customers or suppliers of, us, our parent or our parent’s affiliates and have not disclosed any confidential information.  An award may be subject to forfeiture if the participant violates those obligations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

We are a wholly owned subsidiary of Blue Ridge Holding Corp.  As of the date of this report, our parent’s outstanding capitalization consisted of 11,309,056 shares of common stock, par value $0.01 per share, and 3,452 shares of Series A Preferred Stock, par value $0.01 per share.  The following table sets forth information with respect to the beneficial ownership of our parent’s capital stock as of February 15, 2006 by:

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Total Common Stock (%)	Number of Shares of Preferred Stock		Percentage of Total Preferred Stock (%)

KPS Special Situations Fund, L.P.(1)	6,120,750	(2)	54.1%	3,091	(3)	89.5%
GreatBanc Trust Company(4)	4,470,255		39.5%	—		—
GE Capital CFE, Inc. (formerly known as CFE, Inc.)(5)	683,250		6.0%	345		10.0%
Richard A. Lozyniak(6)	41,301	(7)	*	16		*
John B. Wadsworth(6)	9,126	(8)	*	—		—
Terry A. Huskey(6)	9,230	(8)	*	—		—
Phillip E. Bowen(6)	9,685	(8)	*	—		—
Robert M. Shanahan(6)	7,537	(8)	*	—		—
Jeffery A. Bailey(6)	3,050	(8)	*	—		—
Jay Bernstein(1)	—		—	—		—
Norris L. Hartman, Jr.(6)	2,119	(8)	*	—		—
Stephen E. Hoey(1)	—		—	—		—
Dann D. Jesse(6)	5,353	(8)	*	—		—
Eugene J. Keilin(1)	6,120,750		54.1%	3,091	(1)	89.5%
Raquel V. Palmer(1)	—		—	—		—
Michael G. Psaros(1)	6,120,750		54.1%	3,091	(1)	89.5%
David P. Shapiro(1)	6,120,750		54.1%	3,091	(1)	89.5%
Romaine L. Wilson(6)	2,247	(8)	*	—		—
All directors and executive officers as a group (15 persons)	6,210,398	(7)	54.9%	3,107		90.0%

*                                         Represents less than 1%.

(1)                                  The address for KPS Special Situations Fund, L.P. (KPS) and its affiliate, KPS Supplemental Fund, L.P., and for each member of our board of directors designated by KPS is c/o KPS Special Situations Fund, L.P, 200 Park Avenue, New York, New York 10166.  The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company.  KPS Investors is controlled by Messrs. Keilin, Psaros and Shapiro, each of whom serves as one of our directors.  Mr. Keilin is chairman of our board of directors.  Each of Messrs. Keilin, Psaros and Shapiro is a principal of KPS and a member and manager of KPS Investors and, as such, has shared voting and investment power as to the shares of capital stock owned directly or indirectly by each of KPS and KPS Investors.  Each of Messrs. Keilin, Psaros and Shapiro disclaims beneficial ownership with respect to the shares held by KPS and its affiliate, KPS Supplemental Fund.

(2)                                  Includes 1,500,000 shares of common stock owned directly by its affiliate, KPS Supplemental Fund.

(3)                                  Includes 758 shares of Series A Preferred Stock owned directly by its affiliate, KPS Supplemental Fund.

(4)                                  Trustee of the ESOP maintained by our parent, Blue Ridge Holding Corp.  The trustee shares voting power with each ESOP participant with respect to such participant's ESOP shares of common stock.  The address for the trustee is 1301 W 22nd Street, Ste 800, Oak Brook, Illinois 60523.

(5)                                  The address for GE Capital CFE, Inc. is 201 High Ridge Road, Stamford, Connecticut 06927.

(6)                                  The address for each of our named executive officers and each member of our board of directors other than the KPS designees is c/o Blue Ridge Paper Products Inc., 41 Main Street, P.O. Box 1429, Canton, North Carolina 28716.

(7)                                  Includes shares of common stock held indirectly as a participant in the ESOP. Each participant shares voting power with the ESOP trustee with respect to such participant's ESOP shares of common stock.

(8)                                  Consists solely of shares of common stock held indirectly as a participant in the ESOP. Each participant shares voting power with the ESOP trustee with respect to such participant's ESOP shares of common stock.

Employee Stock Ownership Plan

As part of the formation of our company in 1999, our parent created an Employee Stock Ownership Plan (ESOP).  Each year shares of common stock of our parent are issued to employees under the ESOP.  On a fully diluted basis and not giving effect to the retirement of any employees, employees would own 40% of our parent by May 13, 2006.  Employees working at our Richmond facility that was acquired in 2000 do not currently participate in the ESOP.  The ESOP provides that, to the extent the shares of common stock held in the plan accounts have not yet become readily tradable on an established market, participants can require our parent to repurchase the shares of common stock held in their retirement plan accounts over a five-year period (commencing one year after termination, except for immediate commencement in the case of death) (i) upon their retirement of disability or (ii) six years after their termination of employment for reasons other than retirement or disability.  As such, we have recorded an obligation to redeem ESOP shares of $27.7 million and $35.3 million as of December 31, 2005 and 2004, respectively.  The dollar amount of our obligations to redeem ESOP shares is determined by multiplying the per share value of our parent’s common stock as periodically determined by an independent appraiser, by the number of shares of our parent’s common stock eligible for redemption at the time of computation.  As of December 31, 2005, the appraised value of our parent’s common stock was $6.20 per share, which is the basis for the computation shown above for December 31, 2005.

Table of Equity Compensation Plans

The following table sets forth information with respect to compensation plans adopted by our  parent, Blue Ridge Holding Corp., under which shares of common stock of our parent are authorized and issued or issuable to certain of our employees:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	529,444
Total	—	—	529,444

(1)                                  Includes 262,356 shares of common stock of our parent available for future issuance under the ESOP Plan and 267,088 shares of common stock of our parent available for future issuance of stock unit awards under certain stock unit award agreements.  A summary of the terms of each of the aforementioned plans is included in Item 11 under Employee Stock Unit Award Agreements and in Item 12 under Employee Stock Ownership Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a Management Services Agreement with KPS Special Situations Fund, L.P., a majority stockholder of our parent, dated as of May 14, 1999, wherein KPS agreed to provide us with advisory and management services.  In consideration for such services, we agreed to pay KPS an amount equal to 0.5% of our parent’s consolidated gross revenue each quarter, such amount not to exceed $3.0 million in any fiscal year.  Due to certain restrictions in our credit agreement, since September 2001, the management fee was accrued but not paid, with the accrued balance to be paid out upon termination of the agreement.  Effective as of October 1, 2003, we assigned the obligations under the agreement to our parent with the result that the management fee ceased to be one of our legal obligations.  On January 28, 2005, the Management Services Agreement between KPS and our parent was amended to terminate any future management fees to KPS, effective January 1, 2005.  Any accrued and unpaid management fees as of December 31, 2005 remain payable by our parent to KPS.  We are prohibited from paying these accrued fees under the terms of the indenture governing the notes issued by us on December 17, 2003 and our working capital facility.

In addition, we have entered into a working capital facility with General Electric Corporation, an affiliate of which is one of our parent’s stockholders, as agent and lender.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further description of the working capital facility.

See “Directors and Executive Officers of the Registrant–Stockholders Agreement” and “Executive Compensation–Employment Agreements” for information on other agreements relating to management.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees billed to us by our independent registered public accountants for the fiscal years ended 2005 and 2004:

	2005	2004

Audit Fees	$360,000	$285,000
Audit-Related Fees	$44,500	$35,000
Tax Fees	$—	$—
All Other Fees	$10,500	$99,750
Total	$415,000	$419,750

Audit Fees

Fees to KPMG LLP for audit services totaled approximately $360,000 (including expenses) in 2005, including fees associated with the 2005 annual audit, as well as a review of our quarterly reports on Form 10-Q for the year.  Fees for audit services to KPMG LLP totaled approximately $285,000 (including expenses) in 2004, including fees associated with the 2004 annual audit, as well as a review of our quarterly reports on Form 10-Q for the year and services rendered in connection with the filing of SEC registration statements.

Audit-Related Fees

Fees to KPMG LLP for audit-related services totaled approximately $44,500 (including expenses) in 2005.  In 2005, audit-related services consisted of fees for audits of certain employee benefit plans.  Fees to KPMG LLP for audit-related services totaled approximately $35,000 (including expenses) in 2004.  In 2004, audit-related services consisted of fees for audits of certain employee benefit plans.

All Other Fees

Fees to KPMG LLP for all other services totaled approximately $10,500 and $99,750 in 2005 and 2004, respectively.  Fees consisted of services rendered in connection with due diligence services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), a(2)  See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Signatures and Power of Attorney.

(a)(3) (b)  Exhibits.

The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1

Certificate of Incorporation of Blue Ridge Paper Products Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

3.3

Limited Liability Company Articles of Organization of BRPP, LLC (“BRPP”) (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

3.4	Operating Agreement of BRPP (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

4.1

Indenture, dated as of December 17, 2003, by and among the Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

4.2	Form of 9.5% Senior Secured Exchange Note due 2008 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

4.3	Form of Guarantee, included in Exhibit 4.2 hereto (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

4.4

Registration Rights Agreement, dated as of December 17, 2003, by and among the Company, BRPP and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.1

Credit Agreement, dated as of December 17, 2003, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.2

Purchase Agreement, dated as of December 10, 2003, by and between the Company and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.3

Management Services Agreement, dated as of May 14, 1999, between KPS Management, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.4

Amendment and Assignment Agreement, effective as of October 1, 2003, by and among KPS Management, LLC, Blue Ridge Holding Corp. (“Holding”) and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.5

License Agreement, dated May 14, 1999, by and between Champion International Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.6

Master Equipment Lease Agreement, dated as of June 25, 2003, by and between Key Equipment Finance and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.7

Master Lease, dated September 1, 1994, between General Electric Capital Corporation, as lessor, and Champion International Corporation, as lessee (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.8	The Company’s Employee Stock Ownership Plan, dated May 14, 1999 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.9

Stockholders’ Agreement, dated as of May 14, 1999, between Holding, KPS Special Situations Fund, L.P. and other signatories thereto (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.10

Employment Agreement, dated March 21, 2005, between the Company and Richard A. Lozyniak (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11

Employment Agreement, dated March 21, 2005, between the Company and Phillip E. Bowen (incorporated by reference to Exhibit  10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12

Employment Agreement, dated July 16, 2001, between the Company and Robert M. Shanahan (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.13

Employment Agreement, dated March 21, 2005, between the Company and John B. Wadsworth (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14

Form of Series A Restricted Stock Unit Award Agreement, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.15

Form of Series B Restricted Stock Option Award, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4 dated March 30, 2004
(No. 333-114032))

10.16

Form of Series C and Series D Restricted Stock Unit Award, between the Company, Holding and certain employees (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.17

Retirement Plan for Salaried Employees of the Company, effective May 14, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.18

Agreement for Purchase and Sale of Coal, dated July 1, 2004, by and between Diversified Energy, Inc. and the Company (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19

Wood Chip Supply Agreement, dated May 14, 1999, by and between Champion International Corporation and the Company (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.20

Wood Chip Purchasing Agreement, dated April 10, 2002, between the Company and Louisiana-Pacific (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.21

Extension of Chip Purchase Agreement, made December 17, 2002, between the Company and Suncrest Land and Timber Company (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.22

Agreement for the Purchase and Sale of Pulp, dated January 1, 2003, between Weyerhaeuser Company and the Company (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-4 dated March 30, 2004 (No. 333-114032))

10.23

Amendment No. 1 to the Credit Agreement, dated as of February 17, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.24

Amendment No. 2 to the Credit Agreement, dated as of September 15, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 21, 2004)

10.25

Amendment No. 3 to the Credit Agreement, dated as of October 8, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 12, 2004)

10.26

Amendment No. 4 to the Credit Agreement, dated as of October 8, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated October 12, 2004)

10.27

Amendment No. 5 to the Credit Agreement, dated as of December 21, 2004, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 27, 2004)

10.28

Employment Agreement, dated March 21, 2005, between the Company and Terry A. Huskey (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.29

Blue Ridge Paper Products Inc. 2005 Employee Stock Unit Plan (the “2005 Unit Plan”) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.30

Form of Restricted Stock Unit Award Agreement pursuant to the 2005 Unit Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.31

Amendment No. 6 to the Credit Agreement, dated as of August 5, 2005, by and among the Company, General Electrical Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 8, 2005)

10.32*

Amendment No. 7 to the Credit Agreement, dated as of March 15, 2006, by and among the Company, General Electrical Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	List of Subsidiaries of the Company

24.1*	Powers of Attorney (included on signature pages)

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1

Amendment to Management Services Agreement between Holding and KPS Management, LLC, dated as of January 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated February 1, 2005)

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
Date: March 17, 2006

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

Signature		Title

By:	/s/ RICHARD A. LOZYNIAK	President (Principal Executive Officer), Director
Richard A. Lozyniak

By:	/s/ JOHN B. WADSWORTH	Chief Financial Officer (Principal Financial and
	John B. Wadsworth	Accounting Officer)

By:	/s/ JEFFERY A. BAILEY	Director
Jeffery A. Bailey

By:		Director
Jay Bernstein

By:	/s/ NORRIS L. HARTMAN, JR.	Director
Norris L. Hartman, Jr.

By:	/s/ STEPHEN E. HOEY	Director
Stephen E. Hoey

By:	/s/ DANN D. JESSE	Director
Dann D. Jesse

By:	/s/ EUGENE J. KEILIN	Chairman of the Board
Eugene J. Keilin

By:	/s/ RAQUEL V. PALMER	Director
Raquel V. Palmer

By:	/s/ MICHAEL G. PSAROS	Director
Michael G. Psaros

By:	/s/ DAVID P. SHAPIRO	Director
David P. Shapiro

By:	/s/ ROMAINE L. WILSON	Director
Romaine L. Wilson

The foregoing constitutes a majority of the directors.

BLUE RIDGE PAPER PRODUCTS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blue Ridge Paper Products Inc.

We have audited the accompanying consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiary (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Paper Products Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Greenville, South Carolina
March 3, 2006

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Assets
Current assets:
Cash	$2,110	$2,466
Accounts receivable, net of allowance for doubtful accounts and discounts of $2,298 and $1,820 in 2005 and 2004, respectively	56,002	45,814
Inventories	53,988	47,006
Prepaid expenses	1,029	1,715
Insurance proceeds receivable	291	10,539
Income tax receivable	50	76
Deferred tax asset	4,448	4,256
Total current assets	117,918	111,872
Property, plant, and equipment, net of accumulated depreciation of $105,253 and $88,517 in 2005 and 2004, respectively	190,463	187,336
Deferred financing costs, net	5,108	6,491
Other assets	193	55
Total assets	$313,682	$305,754
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$41	$39
Current portion of capital lease obligation	595	603
Accounts payable	48,917	44,521
Accrued expenses and other current liabilities	33,987	33,742
Interest payable	1,875	1,655
Total current liabilities	85,415	80,560
Senior debt, net of current portion	159,749	144,075
Parent Pay-In-Kind (PIK) Senior Subordinated Note	44,425	40,681
Capital lease obligations	979	1,484
Pension and postretirement benefits	22,678	21,211
Deferred tax liability	4,448	4,256
Other liabilities	730	1,271
Total liabilities	318,424	293,538
Obligation to redeem ESOP shares	27,716	35,257
Obligation to redeem restricted stock units of Parent	1,631	2,119
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2005 and 2004, respectively)	—	—
Additional paid-in capital	64,121	51,400
Accumulated deficit	(86,054)	(65,374)
Unearned compensation	(25)	—
Accumulated other comprehensive loss	(4,183)	(4,524)
	(26,141)	(18,498)
Receivable from Parent	(7,948)	(6,662)
Total stockholder’s equity (deficit)	(34,089)	(25,160)
Total liabilities and stockholder’s equity (deficit)	$313,682	$305,754

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Net sales	$509,913	$474,229	$468,636
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	469,301	437,647	427,583
Depreciation and amortization	15,259	16,416	16,359
Flood-related loss and repairs	2,469	22,082	—
Insurance recoveries	(391)	(20,000)	—
Gross profit	23,275	18,084	24,694
Selling, general and administrative expenses	22,558	26,023	27,777
Loss on litigation	2,000	—	—
Depreciation and amortization	1,482	1,821	1,769
Insurance recoveries	(23)	(539)	—
ESOP expense	4,464	6,523	7,200
Gain on sale of assets	(424)	(1,679)	(3,796)
Operating loss	(6,782)	(14,065)	(8,256)
Other income (expense):
Interest income	46	10	—
Interest expense, excluding amortization of deferred financing costs	(17,465)	(15,964)	(14,148)
Amortization of deferred financing costs	(1,383)	(1,230)	(4,934)
Government grant income	4,910	—	—
Loss on equity method investment	(6)	—	—
	(13,898)	(17,184)	(19,082)
Loss before income taxes	(20,680)	(31,249)	(27,338)
Income tax	—	—	—
Net loss	$(20,680)	$(31,249)	$(27,338)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Loss

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Unearned compensation	Accumulated other comprehensive loss	Receivable from Parent	Total
Balances, December 31, 2002	—	$43,980	$(6,787)	$(660)	$(2,522)	$(4,707)	$29,304
Net loss	—	—	(27,338)	—	—	—	(27,338)
Recognition of additional minimum pension liability	—	—	—	—	(848)	—	(848)
Comprehensive loss							(28,186)
Issuance of Parent restricted stock units	—	11	—	(11)	—	—	—
Change in obligation to redeem restricted stock compensation of Parent	—	(35)	—	—	—	—	(35)
Investment by Parent to fund ESOP	—	7,200	—	—	—	—	7,200
Change in obligation to redeem ESOP shares	—	(3,657)	—	—	—	—	(3,657)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	(155)	—	583	—	—	428
Purchase of Parent common and preferred stock	—	—	—	—	—	(987)	(987)
Balances, December 31, 2003	—	$47,344	$(34,125)	$(88)	$(3,370)	$(5,694)	$4,067
Net loss	—	—	(31,249)	—	—	—	(31,249)
Recognition of additional minimum pension liability	—	—	—	—	(1,154)	—	(1,154)
Comprehensive loss							(32,403)
Issuance of Parent restricted stock units	—	—	—	—	—	—	—
Change in obligation to redeem restricted stock compensation of Parent	—	401	—	—	—	—	401
Investment by Parent to fund ESOP	—	6,523	—	—	—	—	6,523
Change in obligation to redeem ESOP shares	—	(2,868)	—	—	—	—	(2,868)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	88	—	—	88
Purchase of Parent common and preferred stock	—	—	—	—	—	(968)	(968)
Balances, December 31, 2004	—	$51,400	$(65,374)	—	$(4,524)	$(6,662)	$(25,160)
Net loss	—	—	(20,680)	—	—	—	(20,680)
Recognition of additional minimum pension liability	—	—	—	—	341	—	341
Comprehensive loss							(20,339)
Issuance of Parent restricted stock units	—	228	—	(228)	—	—	—
Change in obligation to redeem restricted stock compensation of Parent	—	488	—	—	—	—	488
Investment by Parent to fund ESOP	—	4,464	—	—	—	—	4,464
Change in obligation to redeem ESOP shares	—	7,541	—	—	—	—	7,541
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	203	—	—	203
Purchase of Parent common and preferred stock	—	—	—	—	—	(1,286)	(1,286)
Balances, December 31, 2005	—	$64,121	$(86,054)	$(25)	$(4,183)	$(7,948)	$(34,089)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(20,680)	$(31,249)	$(27,338)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,741	18,237	18,128
Asset impairment due to flood related losses	—	706	—
Compensation expense for Parent restricted stock	203	88	428
Amortization of deferred financing costs	1,383	1,230	4,934
ESOP expense	4,464	6,523	7,200
Gain on sale of assets	(424)	(1,679)	(3,796)
Parent PIK Senior Subordinated Note for interest	3,828	3,504	3,777
Changes in operating assets and liabilities:
Accounts receivable, net	(10,188)	(3,168)	1,664
Inventories	(6,982)	12,057	(165)
Prepaid expenses	686	(603)	420
Insurance proceeds receivable	10,248	(10,539)	—
Income tax receivable	26	(44)	(1)
Accounts payable	4,396	8,773	(5,168)
Accrued expenses and other current liabilities	245	2,248	7,089
Interest payable	136	213	(1,260)
Pension and postretirement benefits	1,808	948	1,447
Other assets and liabilities	(680)	(1,545)	404
Net cash provided by operating activities	5,210	5,700	7,763
Cash flows used in investing activities:
Additions to property, plant, and equipment	(19,793)	(13,377)	(12,377)
Proceeds from sale of property, plant, and equipment	444	2,198	6,013
Net cash used in investing activities	(19,349)	(11,179)	(6,364)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(1,286)	(968)	(987)
Payments on separation notes payable	—	(1,615)	(2,453)
Proceeds from borrowings under line of credit	165,568	141,485	122,374
Repayment of borrowings under line of credit	(149,853)	(132,270)	(148,440)
Cash paid for refinancing credit facilities	—	(278)	(9,694)
Proceeds from issuance of long term debt	—	—	125,818
Payments on PIK Note	—	—	(7,000)
Repayments of long-term debt and capital lease obligations	(646)	(532)	(79,226)
Net cash provided by financing activities	13,783	5,822	392
Net increase (decrease) in cash	(356)	343	1,791
Cash, beginning of period	2,466	2,123	332
Cash, end of period	$2,110	$2,466	$2,123
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $554, $821 and $848 in 2005, 2004 and 2003, respectively	$13,501	$13,068	$12,420
Noncash investing and financing activities:
Conversion of accrued interest to note payable	3,744	3,557	3,718
Issuance of restricted stock units	228	—	11
Separation notes payable	—	—	983
Equipment acquired through capital lease	95	750	1,650

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

(1)                                 Organization and Business

Blue Ridge Paper Products Inc. (the “Company”) is a wholly owned subsidiary of Blue Ridge Holding Corp. (the “Parent”), a Delaware corporation.  Blue Ridge Panama, LLC and BRPP, LLC are wholly owned subsidiaries of the Company.  The Company began operations on May 14, 1999.  On that date, the “Canton System” was purchased from International Paper Company, formerly known as Champion International Corporation (“International Paper”), for approximately $200,000 (the “Canton System Acquisition”).  The Company is an integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.

(2)           Summary of Significant Accounting Policies and Practices

(a)        Principles of Accounting

The Company utilizes accounting principles generally accepted in the United States of America, under which the Company is allocated certain expenditures and obligations of the Parent in accordance with “push down” accounting.  The impact of certain transactions at the Parent company level, including equity-based compensation through restricted stock awards and Employee Stock Ownership Plan (the “ESOP”) transactions, and the Parent PIK Senior Subordinated Note are recorded at the operating subsidiary (the Company) level.

(b)        Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)         Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount generally and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  The Company has ten major customers that accounted for 44.9%, 42.9% and 44.5% total net sales of continuing operations for fiscal years 2005, 2004 and 2003, respectively.

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

Land improvements	10-24 years
Buildings and improvements	3-40 years
Machinery and equipment	5-35 years
Software and computer equipment	3-5 years
Office equipment	6-10 years

Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the lease term or estimated useful life of the asset.

(f)            Self-Insurance

The Company is self-insured for all employee medical and dental insurance claims, as well as workers’ compensation claims up to certain stop-loss provisions.  Amounts in excess of self-insured levels are fully insured.  Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported.

(g)        Deferred Financing Costs

The Company capitalizes its costs to obtain financing, including costs to amend existing credit facilities.  These costs are amortized using the effective interest rate method over the term of the related borrowings.

(h)        Income Taxes

The Company files a consolidated tax return with the Parent.  Income taxes are computed as if the Company were filing a separate tax return.

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

The Company also sponsors an unfunded defined benefit health care plan for substantially all retirees and employees.  The Company accrues the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits.  This benefit was eliminated in 2005 for employees hired after March 1, 2005.

(j)            Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.  Interest rates on substantially all of the Company’s bank borrowings are adjusted regularly to reflect current market rates.  The Company issued $125,000 of 9.5% Senior Secured Notes due 2008 (the “Notes”) in December 2003.  The approximate fair value of the Notes at December 31, 2005 was $112,500.

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

(m)      Employee Stock Ownership Plan

The Parent has an ESOP, which covers eligible employees of the Company.  The Parent contributes shares of common stock on an annual basis to the ESOP and the Company records a charge to its consolidated statement of operations in an amount equal to the fair-value of the shares contributed to the Company’s employees in accordance with the terms of the ESOP.  Fair value of the Company’s common stock is determined annually by an independent valuation specialist.

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

(o)        Management Fees

The Company accrued management fees quarterly to the Parent’s majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues.  Due to restrictions within debt covenants, no management fees have been paid since September 2001, although such fees continued to be accrued.  On October 1, 2003, the management fee agreement with the majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013.  On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005.  As of December 31, 2005 and 2004, the Company had a liability of $6,736 for unpaid fees accrued under the agreement in other accrued expenses on the consolidated balance sheets.  The Company is prohibited from paying these accrued fees under the terms of its indenture governing the Notes and its working capital facility.

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

(q)        Business Segments

The Company has determined, using the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” that it operates in two segments: packaging and paper.  The Company’s product lines include polymer-coated paperboard and converted packaging, including gable top cartons and coated paperboard used in the production of ovenable food trays, paper cups and other coated packaging, envelope paper, specialty and offset printing paper and uncoated bleached paperboard.

(r)          Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for restricted stock unit grants.  Under this method, the Company records the fair value of restricted stock units awarded as unearned compensation and additional paid in capital in stockholder’s equity.  These amounts are amortized to compensation expense over the vesting period. Compensation expense is recorded at the fair value of these awards, and, accordingly, the Company has no separate disclosures for SFAS No. 123, “Accounting for Stock-Based Compensation.”

(s)   Receivable from Parent

The Company is due funds from the Parent for reimbursement for certain transactions executed on behalf of the Parent related to the repurchase of ESOP shares, preferred stock and common stock. The receivable has been recorded as a separate component of stockholder’s equity.

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

(u)  Recent Accounting Pronouncements

In December 2003, the FASB issued FAS Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation is applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. The Company had no interests in VIEs created before January 1, 2004; therefore, no cumulative effect of accounting change was recognized in 2005. On August 11, 2005, the Company invested in a VIE and accounted for the investment under FIN 46R. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for the next fiscal year beginning after June 15, 2005. The Company will adopt the provisions of SFAS 123R in 2006. Management does not believe that the adoption of SFAS 123R will have a material impact on its financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in 2006. Management does not believe that the adoption of SFAS 151 will have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FAS Interpretation No. 47, “Accounting For Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”),” which clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement obligation for which uncertainties surrounding the timing or method of settlement exist. While such uncertainties may be conditional on a future event, a liability for the fair value of the conditional asset retirement obligation must be recorded if the fair value of the liability can reasonably be estimated. The accounting provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The Company believes that we have a conditional asset retirement obligation for remediation of hazardous materials liabilities, including asbestos, in the event of plant closure or demolition. Furthermore, we believe that there is an indeterminable settlement date for the asset retirement obligation due to the range of time over which settlement may occur being unknown. Therefore, the fair value of the conditional asset retirement obligation cannot reasonably be estimated. This is attributable to the potential range of settlement dates not being specified by others, the Company having no plans for demolition or closure of the plant in order to remove the hazardous materials, and changing economic conditions. When sufficient information exists to reasonably estimate fair value, a liability will be recorded. As of December 31, 2005, the adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

(3)           Liquidity

In December 2003, the Company issued the Notes in a private offering. Proceeds from issuance of the Notes were used to repay the Company’s existing term loans and revolving credit facility under its 1999 Credit Agreement. In addition, the Company paid $7,000 on its Parent Pay-in-Kind Senior Subordinated Note (the “PIK Senior Subordinated Note”).

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

The borrowing availability at December 31, 2005 and December 31, 2004 was as follows:

	December 31, 2005	December 31, 2004

Borrowing base	$53,629	$41,763
Revolver balance	(34,065)	(18,350)
Letters of credit	(6,519)	(6,056)
Subtotal	13,045	17,357
Credit agreement restriction	(7,500)	(7,500)
Borrowing availability	$5,545	$9,857

The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000. On January 8, 2005, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability threshold falls below $7,500 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  Based on the 2006 operating plan, a reduction of capital spending, increases in product prices and cash flow projections, management believes the existing credit facility is adequate for the Company’s cash flow needs through the next 12 months. Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2006. However, uncertainties exist within the Company’s markets which include, but are not limited to, availability and pricing of raw materials, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

(4)           Inventories

Components of inventories at December 31, 2005 and 2004 are as follows:

	2005	2004
Raw materials	$17,411	$15,206
Work-in-progress	20,113	15,936
Finished goods:
Paper and paperboard	12,407	12,760
Cartons	4,057	3,105
	$53,988	$47,006

The Company maintains supply parts inventories to be used in the repair and maintenance of its machinery and equipment. These inventories are included in raw materials in the accompanying consolidated balance sheets and amounted to $9,184 and $6,215 at December 31, 2005 and 2004, respectively. The increase was attributable primarily to the replenishment of supply parts associated with the flood losses in 2004.

(5)           Property, Plant, and Equipment

Components of property, plant, and equipment, net, at December 31, 2005 and 2004, are as follows:

	2005	2004
Land and land improvements	$5,255	$5,312
Buildings and improvements	14,604	12,920
Machinery and equipment	243,677	232,508
Software, computers, and office equipment	19,361	19,211
Construction-in-progress	12,819	5,902
	295,716	275,853
Less accumulated depreciation and amortization	(105,253)	(88,517)
	$190,463	$187,336

(6)           Short-Term Borrowings and Long-Term Debt

Components of short-term borrowings and long-term debt at December 31, 2005 and 2004 are as follows:

	2005	2004
9.5% Senior Secured Notes	$125,000	$125,000
Revolving credit facility	34,065	18,350
Parent PIK Senior Subordinated Note	44,425	40,681
Other	725	764
	204,215	184,795
Less current portion	(41)	(39)
	$204,174	$184,756

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

(b)   Revolving Credit Facility

On December 15, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the revolving credit facility was amended to increase the maximum borrowings to $50,000 on a permanent basis. The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $34,065 at December 31, 2005 and letters of credit outstanding as of December 2005 were $6,519. The borrowing availability at December 31, 2005 was $5,545 (see Note 3).

Interest rates on the revolving credit facility are specified in the credit agreement, which provides at the Company’s option for either an index rate (which is based on the prime rate) plus an applicable margin of 1.00% or LIBOR (London InterBank Offered Rate) plus an applicable margin of 2.75%. Effective August 5, 2005, the applicable margins for the index rate and LIBOR will be based on minimum borrowing availability under the terms of the credit agreement and increase by a margin, which ranges from 0.50% to 1.00% for the index rate and from 2.25% to 2.75% for the LIBOR rate. The interest rate on the revolving credit facility at December 31, 2005 and 2004 was 7.71% and 6.50%, respectively. This is the blended rate of index funds at prime plus margin and LIBOR contracts plus margin.

The credit agreement requires mandatory prepayments, if (1) the Company fails to maintain its minimum borrowing availability, or (2) the proceeds from the disposition of an asset are not invested in the Company within 360 days. No prepayments were required in 2005.

The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability falls below $7,500, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.

(c)           Parent PIK Senior Subordinated Note

The Parent partially financed the acquisition of the Canton System with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007. On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000. This payment was made on December 17, 2003 with proceeds from the sale of the Notes. On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes”, which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes. Secondary Notes amounted to $14,425 and $10,681 at December 31, 2005 and 2004, respectively. Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company. However, the Parent will be dependent upon the Company to settle these obligations. In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note is triggered prior to its maturity. The Parent is dependent on the Company to service the debt in its entirety. The entire amount is due on May 14, 2009.

(d)    Other

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010. Interest on the note bears interest at a fixed rate of 5.5%. Land and an office building in Canton, North Carolina collateralize the note. The balance of the note payable was $725 at December 31, 2005. The Company’s debt maturities for 2006, 2007, 2008, 2009 and 2010 are $41; $44; $159,111; $44,474 and $545, respectively.

 (7)          Leases

The Company leases certain vehicles and equipment under operating leases and certain computer equipment and software under capital lease arrangements. The leases generally require the Company to pay taxes, maintenance, insurance, and other operating costs of the leased property. Rental expense under operating leases (except those with lease terms of a month or less that were not renewed) was $1,627, $1,725 and $3,205 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases was as follows:

	2005	2004
Software, computers and equipment	$5,641	$5,546
Less accumulated amortization	(3,529)	(2,984)
	$2,112	$2,562

Amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2005 are:

	Capital leases	Operating leases
2006	$671	$1,443
2007	358	1,315
2008	195	1,068
2009	214	860
2010	174	3
Thereafter	167	27
Total minimum lease payments	1,779	$4,716
Less amount representing interest 5.9%	(205)
Present value of net minimum capital lease payments	1,574
Less current installments of obligations under capital leases	(595)
Obligations under capital leases, excluding current installments	$979

(8)           Interest Costs

The Company capitalizes interest costs as a component of construction in progress. The following is a summary of interest costs (excluding amortization of deferred financing fees) incurred during 2005, 2004 and 2003:

	2005	2004	2003

Senior debt	$13,637	$12,460	$10,371
Parent PIK Senior Subordinated Note	3,828	3,504	3,777
Total interest charged to operations	17,465	15,964	14,148
Interest costs capitalized	554	821	848
Total interest costs incurred	$18,019	$16,785	$14,996

Amortization of deferred financing costs in 2005, 2004 and 2003 was $1,383, $1,230 and $4,934, respectively.

(9)           Income Taxes

The Company recorded no federal or state income tax benefits resulting from pretax losses in 2005, 2004 and 2003, due to the maintenance of a valuation allowance offsetting net deferred tax assets.

The differences between income tax expense (benefit) reflected in the accompanying consolidated financial statements and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss are as follows:

	2005	2004	2003

Computed “expected” tax expense (benefit)	$(7,031)	$(10,625)	$(9,295)
State income tax, net of federal benefit	(721)	(923)	(878)
Valuation allowance	7,667	11,447	10,443
Other	85	101	(270)
	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$61,340	$50,990
Employee benefits	3,723	3,118
Accrued expenses, not currently deductible for tax purposes	7,456	6,427
Accounts receivable, due to allowance for doubtful accounts	876	707
Inventories, principally due to obsolescence reserves	44	48
Minimum pension liability	1,595	1,748
Restricted stock awards	1,418	1,340
Deferred revenue	—	454
Other	278	276
Total gross deferred tax assets	76,730	65,108
Valuation allowance	(33,357)	(25,843)
Net deferred tax assets	43,373	39,265
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(43,237)	(39,125)
Other	(136)	(140)
Total gross deferred tax liabilities	(43,373)	(39,265)
Net deferred tax liability	$—	$—

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

The change in valuation allowance in the years ended December 31, 2005 and 2004 was $7,514 and $11,886, respectively, and represents the amount necessary to reduce deferred tax assets, including those attributed to the minimum pension liability of $(153) and $440, respectively, to amounts expected to be realized.

At December 31, 2005, the Company has federal net operating loss carryforwards (“NOLs”) of $162,346 and state NOLs of $148,841 available to offset future taxable income. The Company’s federal

NOLs expire at various dates between 2020 and 2025. The Company’s state NOLs expire at various dates between 2006 and 2025.

(10)         Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a defined benefit pension plan for salaried employees. The benefits are earned based on credited years of service (including service at International Paper) and annual compensation forecasts. The Company also provides certain medical benefits for retirees and their dependants. These medical benefits are contributory with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Employees who have reached the age of 55 and have met the Company’s minimum service requirement of ten years become fully eligible for these benefits. Effective March 1, 2005, the Company eliminated retiree medical coverage for all salaried employees hired after March 1, 2005.

As part of the Canton System Acquisition (see Note 1), International Paper retained the postretirement medical liability for those employees at age 55 and over with ten years of service as of May 13, 1999. International Paper also retained the liability for all vested pension benefits earned as of May 13, 1999. The Company established its pension and postretirement plan to cover substantially all employee benefits not retained by International Paper and treats years of service under International Paper as years of service under the Company’s plan. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

The accounting of the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company’s policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

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

Pension and postretirement benefit costs included the following for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement

Service cost	1,480	$649	1,349	$601	1,089	$586
Interest cost	896	1,108	768	946	622	957
Expected return on assets	(900)	—	(640)	—	(390)	—
Amortization of prior service cost	(53)	182	7	113	7	113
Recognized net actuarial loss (gain)	528	—	402	(26)	396	—

	1,951	$1,939	1,886	$1,634	1,724	$1,656

Based upon the actuarial assumptions at December 31, 2005, pension expense and postretirement benefit expense for 2006 are estimated to be approximately $1,990 and $980, respectively.

A reconciliation of the change in the plans’ benefit obligations for years ended December 31, 2005 and 2004, and a statement of the fair value of plan assets and funded status at December 31, 2005 and 2004, are as follows:

	2005		2004
	Pension	Postretirement	Pension	Postretirement
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$15,600	$21,688	$11,916	$17,311
Service cost	1,480	649	1,349	601
Interest cost	896	1,108	768	946
Participant contributions	—	55	—	35
Actuarial loss (gain)	1,502	(2,372)	1,762	2,655
Benefits paid	(355)	(209)	(195)	(173)
Change in plan provision	(718)	(4,544)	—	313
Benefit obligation at end of year	18,405	16,375	15,600	21,688

Fair value of plan assets at beginning of year	10,061	—	6,744	—
Actual return on plan assets	1,444	—	1,101	—
Employer contributions	1,814	154	2,411	138
Participant contributions	—	55	—	35
Benefits paid	(355)	(209)	(195)	(173)
Fair value of plan assets at end of year	12,964	—	10,061	—

Funded status at end of year	(5,441)	(16,375)	(5,539)	(21,688)
Unrecognized prior service cost	(610)	(3,171)	55	1,556
Unrecognized net loss	6,553	549	6,124	2,922
Net amount recognized	$502	$(18,997)	$640	$(17,210)

Amounts recognized in balance sheet consist of:
Accrued benefit liability	$(3,681)	$(18,997)	$(3,939)	$(17,210)
Intangible asset	—	—	55	—
Accumulated other comprehensive loss	4,183	—	4,524	—
Net amount recognized	$502	$(18,997)	$640	$(17,210)

The Company’s benefit obligations were determined using an assumed discount rate of 5.50% and 5.75% at December 31, 2005 and 2004, respectively, and an assumed compensation increase of 3% per year.  This growth rate is based on the estimated average salary increases company-wide from a merit-based compensation program initiated January 1, 2006 for all non-represented salaried employees.  The assumed long-term rate of return on plan assets was 8%.

The health care cost trend rate has been assumed to be 8% for 2004 and 2003, declining 1% per year over the next three years and remaining constant at 5% thereafter.  The health care cost trend rate assumption has a significant effect on the amounts reported for postretirement benefits.  The Company modified the postretirement benefit plan to replace the unlimited medical reimbursement provision to a $25,000 cap on premiums for salaried employees past 65 years of age.  This change is effective with retirements after December 31, 2008.  The postretirement death benefit was also eliminated from the pension plan and the Company now provides a similar benefit under their life insurance program.  These changes reduced the accumulated postretirement benefit obligation (“APBO”) and the pension benefit obligation by approximately $4,544 and $718, respectively, at December 31, 2005.  The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.  Variations in this health care cost trend rate can have a significant effect on the amounts reported.  An increase of 1% in this assumption would increase the APBO by approximately $1,119, or 7%, and would increase the annual service cost and interest cost by approximately $103, or 6%.  A decrease of 1% in this assumption would decrease the APBO by approximately $1,018, or 6%, and would decrease the annual service cost and interest cost by approximately $92, or 5%.

Plan Assets

The weighted-average asset allocation of the Company’s pension benefits at December 31, 2005 and 2004 were as follows:

Asset Category	2005	2004
Equity securities	80.7%	80.2%
Debt securities	19.3%	19.8%
Total	100.0%	100.0%

At December 31, 2005 the value of all securities was $12,964.  Equity securities and debt securities had values of $10,456 and $2,508, respectively.

The Company’s investment policies and strategies for the pension benefits and postretirement benefits plans use target allocations for the individual asset categories.  The Company’s investment goals are to maximize returns subject to specific risk management policies.  Its risk management policies permit investments in mutual funds, direct investments in debt and equity as well as derivative instruments.  The Company addresses diversification by policy restrictions and limits for sector and company concentration.  The plan assets are readily marketable financial instruments and can be sold to fund benefit payment obligations as they become payable.

Cash Flows

The Company expects to contribute $840 to its pension plan and $388 to its postretirement benefits plan in 2006.

The estimated future benefit payments for both plans are expected to be for each year 2006-2010  $714, $925, $1,136, $1,457 and $1,613 respectively.  The aggregate estimated benefit payments in the five years from 2011-2015 are $11,784.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and included estimated future employee services.

Profit-Sharing Plan

The Company has a profit-sharing plan for employees that have completed 1,000 hours of service during the plan year.  Profit-sharing benefits are paid directly to employees.  During 2005, the Company incurred expenses of $80 for profit-sharing benefits included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Employee Savings Plan

The Company offers a 401(k) plan to its employees.  Contributions made by employees while employed under Champion International Corporation (subsequently acquired by International Paper) were automatically transferred to the Company’s plan.  Employees may contribute up to 50% of their salary.  The Plan does not provide for employer matching or discretionary contributions.  Beginning on January 1, 2006, the Company amended the Plan to provide a 50% company match on the first 3% contributed for all non-represented salaried employees.

(11)         Employee Stock Ownership Plan

Effective May 14, 1999, the Parent established the Blue Ridge Paper Products Employee Stock Ownership Plan (the “ESOP”) for eligible employees of the Company as a means to establish employee ownership in return for a reduction in employee salaries and wages.  The ESOP was formed to hold Parent common stock.

For each plan year, the Parent contributes cash or stock to the ESOP as determined by the board of directors, not to exceed the maximum deductible by the Company for tax purposes or the maximum participant compensation under IRS guidelines.  The ESOP Plan specifies that 40% of the common stock authorized and outstanding (or 5,040,000 shares) will be allocated to the ESOP from May 14, 1999 through May 13, 2006.  As of December 31, 2005, the Company had allocated 4,777,644 shares to the ESOP.  The remaining 262,356 shares are expected to be allocated in 2006.  Of the shares allocated at December 31, 2005, the Company had repurchased 307,389 shares, which are held as treasury stock by the Parent.  On a fully diluted basis, the ESOP owned 37.8% of the total shares outstanding at December 31, 2005.

The Company has recorded an obligation related to the put option available upon distribution of the Parent’s common stock held by the ESOP, based on the fair market value of the common stock at each fiscal year end balance sheet date.  At December 31, 2005 and 2004, the ESOP held or had accrued 4,470,255 and 3,891,468 shares, respectively, of the Parent’s common stock.  As a result, $27,716 and $35,257 were recorded in temporary equity as of December 31, 2005 and 2004, respectively.

(12)         Equity-Based Compensation

Certain management employees entered into employment contracts with the Company entitling them to receive the Parent’s restricted common stock units.  These units vest over a five-year schedule unless the majority owner sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately.  Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested, to require the Company to repurchase fully vested shares of Parent company stock at the then-determined fair value, which is based on an appraisal of the Parent’s common stock performed by an independent valuation specialist.  As of December 31, 2005 and 2004, the Parent had issued a total of 267,088 and 233,841, respectively, of restricted stock units (net of units canceled).  The obligation to redeem restricted stock units of the Parent was $1,631 and $2,119 at December 31, 2005 and 2004, respectively, which is recorded in temporary equity on the consolidated balance sheet.  During 2005 and 2003, the Company issued units with an estimated fair market value at the grant date of $228 and $11, respectively.  No units were issued in 2004.  Such amounts have been recorded as unearned compensation as a separate component of stockholders’ equity and are being amortized to expense over the vesting periods of the respective units.  Amortization of unearned compensation expense recorded in 2005, 2004 and 2003 was $203, $88 and $583, respectively.

The Company calculates its obligation to redeem restricted stock units of the Parent each balance sheet date as the sum of (i) the number of fully vested shares multiplied by the fair value per share as of that date and (ii) the cumulative compensation expense recognized through that date on unvested shares.

(13)         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Accrued wages and benefits	$15,817	$15,209
Accrued rebates payable	9,121	8,585
Accrued management fee payable	6,736	6,736
Other	2,313	3,212
	$33,987	$33,742

(14)         Related-Party Transactions

Management  Services Agreement

The Company obtains advisory and management services from the majority stockholder of the Parent under a Management Services Agreement (the “Agreement”).  In consideration for services provided, the Agreement provides that the Company pays the majority stockholder an amount equal to 0.5% of the Parent’s consolidated gross revenues each quarter, not to exceed $3,000 in a fiscal year.  On October 1, 2003, the management fee agreement with the majority stockholder was amended to assign the obligation related to the management fee to the Parent and to amend the termination date to October 1, 2013.  The Agreement was amended on January 28, 2005 to terminate the Company’s obligation for future management service fees, effective January 1, 2005.  For the years ended December 31, 2005, 2004 and 2003, the Company incurred charges of approximately $0, $2,241 and $2,226, respectively, related to the Agreement, which are reflected in selling, general, and administrative expenses in the accompanying statements of operations.  As of December 31, 2005 and 2004, the Company had $6,736 in accrued expenses and other current liabilities related to the Agreement.  Due to restrictions in the Company’s credit agreement, management fee payments have not been made in cash, but have been accrued, since September 2001, with the accrued balance to be paid out upon termination of the Agreement.

Equity Method Investment

On August 11, 2005, the Company entered into a joint venture to supply liquid packaging solutions to the Central American and Caribbean markets.  The new company, Envases Panama, S.A. (“Envases”), is located in Panama City, Panama and produces “gable top” cartons under a licensing agreement with the Company.  The Company owns 20% of the stock of Envases and has an exclusive supply agreement with Envases to provide coated board for carton production.  Under the guidelines for FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, a business enterprise should evaluate whether it has a controlling financial interest in an entity through other means than voting rights and accordingly should consolidate the entity.  As a result of the application of the provisions of FIN 46R, the Company determined that Envases was a Variable Interest Entity (“VIE”).  The Company also determined that it holds a significant interest in the VIE, but is not the primary beneficiary.  Therefore, the Company uses the equity method of accounting for financial reporting.  At December 31, 2005, Envases had total assets of $1,860.  In management’s estimation, the maximum exposure to loss as a result of the involvement with the VIE would be approximately $1,500 in the first year.

Transactions with International Paper

The Company has a wood chip supply agreement with International Paper.  The current agreement expires in May 2009, and the Company has a five-year renewal option at its discretion.  The agreement requires the Company to meet minimum required purchase volumes.  The Company is responsible for all operating costs of the two International Paper subsidiary suppliers, regardless of whether the mills are supplying chips to the Company, and the freight charges on all rail car deliveries from the suppliers to the Company.  The suppliers dedicate most of their production efforts to supplying the Company with chips, which accounts for approximately 44% of the annual chip consumption by the Company.  For the years ended December 31, 2005, 2004, and 2003, the Company paid these related suppliers approximately $27,061, $23,039 and $23,938, respectively, for wood chips and related expenses under these agreements.

As of December 31, 2005 and 2004, the Company’s Parent had long-term notes payable to International Paper for $44,425 and $40,681, respectively (see Note 6).

(15)         Commitments and Contingencies

(a)   Purchase Commitments

The Company has agreements with suppliers of wood pulp and wood chips.  The terms of one of the agreements require minimum volume purchases of 815,000 tons of chips each contract year during the contract five-year period.  This wood chip agreement is with International Paper, which supplies the wood chips through two of its subsidiaries (see Note 14 for further discussion).  As of December 31, 2005, the Company has minimal commitments to purchase wood chips of approximately $100,215 over the remaining terms of the agreements.

(b)   Labor Agreements

The Company is committed to collective bargaining labor agreements with local unions.  The term of the Company’s primary labor agreement extends through May 14, 2006.  Local negotiations for a new labor agreement are scheduled to begin by the end of March or early April 2006. Upon completion of those discussions, negotiations for a new master agreement will be scheduled.

(c)   Litigation, Claims, and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit was brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton Mill is located, and into which the Company has a permit to discharge.  The plaintiffs were seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiffs in this action alleged that the discharge of (colored) water from the Canton Mill resulted in a nuisance (diminution of property value), but did not contain any allegation relating to health or safety matters.  The demand for damages was limited to a maximum of $74 (exclusive of interest and costs) per individual landowner, or collectively a total of $22,500.

On August 17, 2005, a Cocke County Court jury ruled in favor of the Plaintiff class awarding $2,000 for nuisance damages with no punitive damages being awarded.  The Company has appealed the verdict to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee.  In accordance with the requirements of Statement of Financial Accounting Standards No 5, “Accounting for Contingencies” a reserve of $2,000 was established to recognize the potential liability and is included in accrued expenses and other current liabilities at December 31, 2005.

The Company is subject to other litigation in the normal course of business.  In the opinion of management, the Company’s liability, if any, under this pending litigation will not materially impact its financial condition.

(d)  Employment Contracts

The Company has employment and compensation agreements with certain executive officers and management personnel.  The agreements generally have terms of three to five years, unless the employee is terminated for cause or the employee terminates employment for good reason, and provide for severance benefits in certain circumstances.  The agreements also include a cash bonus, which is generally the higher of a minimum amount or a formula bonus based on the Company meeting certain performance goals.

(e)   Environmental Liabilities

As part of its environmental management program, the Company has recognized obligations for closure of landfills by accruing the obligations for closure or removal ratably over the estimated useful life of the assets.  The Company had accrued approximately $730 and $771 for closure of landfills as of December 31, 2005 and 2004, respectively, in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

As part of the Canton System Acquisition (see Note 1), International Paper agreed to indemnify the Company for certain environmental liabilities associated with remediation of environmental conditions that arose prior to May 14, 1999.  Any remediation of environmental contamination post-acquisition is the responsibility of the Company.  At December 31, 2005, the Company had $0 and $500, respectively, in accrued liabilities for environmental costs.

The normal conduct of business subjects the Company to various federal, state and local laws and regulations.  Although potential costs due to existing or new laws could be significant, management currently believes that the outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position.

(16)         Segment Information

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

		Paper	Packaging	Corporate	Total

Net sales	2005	208,719	301,194	—	509,913
	2004	189,423	284,806	—	474,229
	2003	184,142	284,494	—	468,636
Operating profit (loss)	2005	10,789	12,910	(30,481)	(6,782)
	2004	4,768	14,995	(33,828)	(14,065)
	2003	5,234	23,253	(36,743)	(8,256)
Depreciation and amortization	2005	11,908	3,351	1,482	16,741
	2004	12,718	3,698	1,821	18,237
	2003	12,752	3,607	1,769	18,128
Total assets	2005	205,837	93,260	14,585	313,682
	2004	205,256	82,569	17,929	305,754
	2003	200,402	89,169	20,011	309,582
Capital expenditures	2005	15,797	3,309	687	19,793
	2004	10,922	1,620	835	13,377
	2003	10,924	507	946	12,377

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The corporate segment includes all selling and administrative expenses.

The Company’s identifiable product lines are packaging and paper products.  Packaging segment products include polymer-coated paperboard and converted packaging, including gable top cartons and coated paperboard used in the production of ovenable food trays, paper cups and other coated packaging.  Paper segment products include envelope paper, specialty paper, offset printing paper and uncoated paperboard.  The Company’s manufacturing operations are all located in the United States.

For the year ended December 31, 2005, the Company’s gross sales by destination were concentrated in the following geographic markets:  North America, approximately 94.3%; Europe, approximately 5.1%; Asia, approximately 0.5%; and South America, approximately 0.1%.

(17)         Quarterly Results of Operations (Unaudited)

Year ended December 31, 2005	First	Second	Third	Fourth	Year
	(In thousands)

Sales	$128,547	$125,206	$129,781	$126,379	$509,913
Operating profit (loss)	3,429	(99)	(2,144)	(7,968)	$(6,782)
Net income (loss)	717	(4,409)	(5,392)	(11,596)	$(20,680)

Year ended December 31, 2004	First	Second	Third	Fourth	Year
	(In thousands)

Sales	$120,981	$121,445	$117,448	$114,355	$474,229
Operating profit (loss)	(5,681)	(9,104)	(5,125)	5,845	$(14,065)
Net income (loss)	(9,930)	(13,308)	(9,449)	1,438	$(31,249)

(18)         Other Matters

Flood Losses and Government Grants

On September 8, 2004, Western North Carolina experienced a flood from Hurricane Frances exceeding the Federal Emergency Management Association (“FEMA”) 100-year flood plain levels.  This forced the shutdown of the Canton pulp and paper mill.  The Company’s Corporate Headquarters building was also flooded.  On September 17, 2004, more serious flooding occurred from Hurricane Ivan.  The combined downtime of the Canton mill in whole or in part from the two floods was 26 days.

Property damage losses and related repairs and maintenance from these two floods through December 31, 2004 were $22,649.  Additional expenses of $2,475 were recorded in the year ended December 31, 2005.  For the years ended December 31, 2005 and 2004, the Company recorded insurance recoveries of $20,539 and $414, respectively.  At December 31, 2005, the Company’s remaining receivable for insurance recoveries was $291.

In the wake of these events, the Company has been awarded three grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton.  The first grant was awarded by FEMA for repairs incurred from the two floods.  This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005.  The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis.  This grant provided for flood control repairs and improvements to the wastewater treatment facilities.  The third grant for $500 was awarded under the U.S. Environmental Protection Agency that also provided for flood control repairs and improvements to the wastewater treatment facilities to be paid on a reimbursement basis.  The Company has recognized this grant to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $4,910 in the year ended December 31, 2005.  The remaining $1,569 is expected to be recognized as income over the next nine to 12 months as costs are incurred.

Gain from the Sale of Emission Allowances

Under section 126 of the Clean Air Act, new regulations for emissions of nitrogen oxides (NOx) from coal-fired boilers requires affected facilities to reduce these emissions during the “ozone season,” which is defined as May 1 through September 30.  The Environmental Protection Agency (“EPA”) has established emission levels that each facility must meet by granting emission allowances, which are measured in units based on tons of NOx emitted and are commonly referred to as NOx credits.  A facility is permitted by the EPA to sell or transfer NOx credits at any time prior to their expiration.  At the conclusion of each ozone season, each facility must report its actual emissions to the EPA and own  sufficient NOx credits to cover their emission levels; otherwise, the facility must purchase credits or be subject to certain fines and penalties.

During 2005, 2004 and 2003, the Company sold excess NOx emissions credits resulting in a reduction of cost of goods sold of $2,253, $1,142 and $0, respectively.

Parmalat Bankruptcy

On February 24, 2004, Parmalat, USA, (“Parmalat”), a significant customer, filed for Chapter 11 bankruptcy protection.  At this time, the Company had outstanding accounts receivable of $1,158.  In addition, the Company had received cash payments of $2,984 related to accounts receivable that were potentially subject to “preferential payment” treatment as defined in Chapter 11 bankruptcy laws and regulations.  As of December 31, 2004, the Company assessed the potential of collecting the outstanding receivables and the likelihood that cash payments deemed as preferential would be unsuccessfully defended and recorded a valuation allowance of $1,158 related to this customer.

On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization (the “Plan”) for Parmalat.  The U.S. Bankruptcy Court in the Southern District of New York confirmed the Plan on March 10, 2005.  The effective date of the Plan was April 13, 2005.  The Plan provided that all preference claims against trade vendors be waived.  The Plan also provided for the reimbursement of unsecured creditors’ claims in cash payments.  At December 31, 2005, the Company had recorded a net receivable of $423 related to the Plan.  The Plan calls for periodic payments from the bankruptcy trust over approximately the next year.  On July 6, 2005, the first payment was received in the amount of $53.  On January 13, 2006, the second payment was received in the amount of $221.

 Headcount Reduction

On February 3, 2004, the Company announced plans to eliminate approximately 90 salaried and hourly positions in the Paper and Corporate divisions through voluntary termination plans.  The Company offered several voluntary severance and termination packages for salaried employees and hourly union employees.  The salaried employees plan offered a severance package based on current compensation and years of service.  The hourly union employees package accelerates five years of vested service towards their union pension plan benefit.

As of December 31, 2004, the Company had accepted 74 employees’ voluntary termination agreements.  Additionally 16 positions were eliminated through attrition where no severance was paid.  The Company disbursed $1,290 to the PACE Industry Union – Management Pension Fund to fund the severance benefits for the hourly employees affected.  For both the salaried and hourly plans, the Company recorded $2,350 of severance costs in the aggregate in 2004.  Of this amount, $326 and $2,024 were paid by December 31, 2005 and 2004, respectively.

Schedule II-Valuation and Qualifying Accounts

(Deducted from the assets to which they apply)

	Balance at	Charged (Credited) to
	beginning	costs and		Balance at end
Year ended December 31,	of fiscal year	expenses	Deductions	of fiscal year

Allowance for doubtful accounts:
2003	$756	$1,957	$92	$2,621
2004	2,621	154	955	1,820
2005	1,820	741	263	2,298

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors

Blue Ridge Paper Products Inc.:

Under date of March 3, 2006, we reported on the consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the annual report on Form 10-K for the year 2005.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Greenville, South Carolina

March 3, 2006

S-2