Form 10-Q
period 2006-03-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2006-05-11
CIK 1284293

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

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
Yes    ☐      No   ☒

The number of common shares outstanding at March 31, 2006 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PART 1.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, March 31, 2006 (unaudited) and December 31, 2005 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 1A.	Risk Factors

	Item 5.	Other Information

	Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$1,396	$2,110
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,213 and $2,298 in 2006 and 2005, respectively	58,174	56,002
Inventories	51,353	53,988
Prepaid expenses	1,290	1,029
Insurance proceeds receivable	291	291
Income tax receivable	50	50
Deferred tax asset	4,190	4,448
Total current assets	116,744	117,918
Property, plant, and equipment, net of accumulated depreciation of $108,915 and $105,253 in 2006 and 2005, respectively	188,935	190,463
Deferred financing costs, net	4,738	5,108
Other assets	200	193
Total assets	$310,617	$313,682
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$42	$41
Current portion of capital lease obligation	566	595
Accounts payable	45,858	48,917
Accrued expenses and other current liabilities	28,614	33,987
Interest payable	5,579	1,875
Total current liabilities	80,659	85,415
Senior debt, net of current portion	162,513	159,749
Parent Pay-In-Kind (PIK) Senior Subordinated Note	44,425	44,425
Capital lease obligations	847	979
Pension and postretirement benefits	23,379	22,678
Deferred tax liability	4,190	4,448
Other liabilities	1,118	730
Total liabilities	317,131	318,424
Obligation to redeem ESOP shares	28,829	27,716
Obligation to redeem restricted stock units of Parent	1,643	1,631
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2006 and 2005, respectively)	—	—
Additional paid-in capital	64,111	64,121
Accumulated deficit	(88,950)	(86,054)
Unearned compensation	(13)	(25)
Accumulated other comprehensive loss	(4,183)	(4,183)
Receivable from Parent	(29,035)	(26,141)
	(7,951)	(7,948)
Total stockholder’s equity (deficit)	(36,986)	(34,089)
Total liabilities and stockholder’s equity (deficit)	$310,617	$313,682

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

(unaudited)

	2006	2005
Net sales	$140,107	$128,547
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	127,801	113,195
Depreciation and amortization	3,604	3,904
Flood-related loss and repairs	—	848
Insurance recoveries	—	(100)
Gross profit	8,702	10,700
Selling, general and administrative expenses	5,789	5,147
Depreciation and amortization	58	436
Insurance recoveries	—	(23)
ESOP expense	1,116	1,631
Profit-sharing expense	—	80
Operating profit	1,739	3,429
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,475)	(4,258)
Amortization of deferred financing costs	(370)	(332)
Government grant income	206	1,878
Gain on equity method investment	4	—
	(4,635)	(2,712)
Profit (loss) before income taxes	(2,896)	717
Income tax	—	—
Net income (loss)	$(2,896)	$717

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,896)	$717
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,662	4,340
Compensation expense for Parent restricted stock	13	76
Amortization of deferred financing costs	370	332
ESOP expense	1,116	1,631
Parent PIK Senior Subordinated Note for interest	1,000	915
Changes in operating assets and liabilities:
Accounts receivable, net	(2,172)	(10,558)
Inventories	2,635	(3,201)
Prepaid expenses	(261)	459
Insurance proceeds receivable	—	4,439
Income tax receivable	—	21
Accounts payable	(4,247)	(10,664)
Accrued expenses and other current liabilities	(5,373)	(2,668)
Interest payable	2,704	2,820
Pension and postretirement benefits	701	643
Other assets and liabilities	379	(126)
Net cash used in operating activities	(2,369)	(10,824)
Cash flows used in investing activities:
Additions to property, plant, and equipment	(2,134)	(2,020)
Net cash used in investing activities	(2,134)	(2,020)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(3)	(3)
Proceeds from borrowings under line of credit	39,701	54,050
Repayment of borrowings under line of credit	(36,926)	(41,175)
Repayments of long-term debt and capital lease obligations	(171)	(147)
Other financing activities	1,188	—
Net cash provided by financing activities	3,789	12,725
Net decrease in cash	(714)	(119)
Cash, beginning of period	2,110	2,466
Cash, end of period	$1,396	$2,347
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $217 and $79 in 2006 and 2005, respectively	$896	$614
Noncash investing and financing activities:
Issuance of restricted stock units	—	339

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the three months ended March 31, 2006 may not necessarily be indicative of full-year results. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) for the year ended December 31, 2005.

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

(2)  Liquidity

The Company’s working capital needs are satisfied through its $50,000 revolving credit facility, which expires December 15, 2008. The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At certain times during 2004 and 2005, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000 for specified periods of time. On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000. For further discussion, see the Company’s annual report on Form 10-K for the year ended December 31, 2005. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. Management believes the existing credit facility is adequate for the Company’s current cash flow needs. Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2006. However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials and energy, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The borrowing availability at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Borrowing base	$55,024	$53,629
Suppressed availability	(24)	—
Revolver balance	(36,840)	(34,065)
Letters of credit	(6,519)	(6,519)
Subtotal	11,641	13,045
Credit agreement restriction	(5,000)	(7,500)
Borrowing availability	$6,641	$5,545

(3)  Inventories

Components of inventory at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Raw materials	$16,229	$17,411
Work in progress	17,734	20,113
Finished goods:
Paper and paperboard	12,559	12,407
Cartons	4,831	4,057
Total	$51,353	$53,988

(4)  Debt

9.5% Senior Secured Notes

On December 17, 2003, the Company sold $125,000 of the 9.5% senior secured notes (the “Notes”) through a private placement offering under Rule 144A. The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semiannually in arrears on June 15 and December 15. The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories. The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively. Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

Revolving Credit Facility

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $36,840 and $34,065 at March 31, 2006 and December 31, 2005, respectively, and letters of credit outstanding as of March 31, 2006 and December 31, 2005 were $6,519. The maximum borrowing availability at March 31, 2006 was $11,641, subject to the availability restriction described in Note 2. The interest rate on the revolving credit facility at March 31, 2006 and December 31, 2005 was 7.58% and 7.71%, respectively. This is a blended rate of LIBOR contracts plus margin.

Parent PIK Senior Subordinated Note

Blue Ridge Holding Corp. (the “Parent”) partially financed the acquisition of the Canton System with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007. On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000. This payment was made on December 17, 2003 with proceeds from the sale of the Notes. On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes”, which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes. Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company. However, the Parent will be dependent upon the Company to settle these obligations in their entirety. In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note would be triggered prior to its maturity. The entire amount is due on May 14, 2009.

(5)  Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Service cost	$409	$370
Interest cost	251	224
Expected return on assets	(264)	(225)
Amortization of prior service cost	(16)	(13)
Amortization of actuarial loss	118	132
Total net periodic benefits costs	$498	$488

Management is primarily responsible for determining the cost of pension benefits for this plan. Management considered a number of factors, including consulting with an actuarial firm, when determining this cost. The Company estimates its benefits payments in fiscal year 2006 will be approximately $326. Benefits payments in fiscal year 2005 were $355.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s postretirement medical plan are as follows for the three-month period ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Service cost	$118	$162
Interest cost	227	277
Amortization of prior service cost	(100)	46
Total net periodic benefits costs	$245	$485

Management is primarily responsible for determining the cost of postretirement medical benefits for this plan. Management considered a number of factors, including consulting with an actuarial firm, when determining this cost. The Company estimates its benefits payments for the fiscal year ending December 31, 2006 will be approximately $388. Benefits payments for the fiscal year ended December 31, 2005 were $154.

(6)  Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of income. The Company adopted the provisions of SFAS 123R using the prospective method effective January 1, 2006. As such, there was no accounting effect on any outstanding awards. Upon adoption of SFAS 123R, the Company has only one share-based payment arrangement as described in the following paragraph.

Certain management employees have received restricted stock awards entitling them to receive the Parent’s restricted common stock units. These units vest over varying periods from one to five years unless the Parent’s majority stockholder sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately. Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested, to require the Parent to repurchase such fully vested shares of the Parent’s stock underlying the respective restricted stock awards at the then-determined fair value, which is based on an appraisal of the Parent’s common stock performed by an independent valuation specialist. As of March 31, 2006, the Parent had issued a total of 267,088 of restricted stock units (net of units canceled), of which 230,300 were fully vested. The obligation to redeem restricted stock units of the Parent was $1,643 at March 31, 2006, which is recorded in temporary equity on the consolidated balance sheet. During fiscal year 2005, the Company issued 36,788 units, which become fully vested on June 30, 2006. The Company records the fair value of the units issued as unearned compensation as a separate component of stockholders’ equity and amortizes them to expense over the vesting periods of the respective units. Amortization of unearned compensation expense recorded in the period ending March 31, 2006 totaled $13. As of March 31, 2006, the Company has not repurchased any fully vested shares, and therefore there is no cash flow effect resulting from the restricted stock units.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory production should be capitalized. The Company adopted this standard effective January 1, 2006. The adoption of SFAS 151 did not have a material effect on its financial position or results of operations.

(7)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips through May 2009. The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year. These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 44% of the total mill requirements. As of March 31, 2006, the Company had commitments to purchase wood chips of approximately $92,870 over the remaining current term of the agreement. In April 2006, the agreement was amended to discontinue the invoicing of in-transit chips to begin retroactively after the January 2006 invoice. The agreement states that title will transfer upon delivery at the Canton mill but risk of loss in the event of casualty while in-transit will be the responsibility of the Company.

(b)  Labor Agreements

The current labor agreement runs from May 14, 1999 through May 14, 2006. Discussions have been held regarding plans to negotiate a multi-year extension to this agreement with minimal modifications. Should the new agreement not be concluded prior to the expiration date, the current agreement will continue in full force and effect until such time as either party gives the other a 10-day notice of their intent to terminate the agreement. A 60-day temporary extension to the agreement has been executed to accommodate the parties’ scheduling of further discussions.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a class action lawsuit was filed against the Company for the time period June 1, 1999 until the date of the verdict on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22,500. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2,000 for nuisance damages with no punitive damages being awarded. A reserve of $2,000 was recorded to recognize the potential liability. The Company has appealed the decision to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee.

On October 11, 2005, the Company was sued by the same plaintiff group for the same cause of action for the time period August 17, 2005 until the trial date in a lawsuit filed in the Circuit Court for Cocke County, Tennessee. The plaintiffs have limited the claim for damages to $4,900. Although the complaint was designed to maintain state jurisdiction, on January 12, 2006, the Company removed the case to Federal court. On February 13, 2006, the plaintiffs filed a motion to remand the case back to Tennessee state court and this motion is pending.

The Company is subject to litigation that may arise in the normal course of business. In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d)  Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company had accrued $1,118 and $730 for the closure of landfills at March 31, 2006 and December 31, 2005, respectively. An engineering study received in March of 2006 revealed that the estimated cost to close the landfill had increased by $317. Additionally, the estimated remaining months to fill decreased by 27 months because of increased usage in the landfill due to increased production rates at the Canton mill.

(8)  Other Matters

Flood Losses and Government Grants

In 2004, the Company experienced significant losses related to floods caused by Hurricanes Frances and Ivan. Property damage losses and related repairs and maintenance from these two floods through December 31, 2005 were $25,124. No additional expenses were recorded in gross profit during the three-month period ended March 31, 2006. For the period ended March 31, 2006, the Company had recorded a receivable for insurance recoveries of $291. On April 17, 2006 the receivable was paid in full.

In the wake of these events, the Company was awarded three grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton. The first grant was awarded by FEMA for repairs incurred from the two floods. This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005. The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis. This grant provides for flood control repairs and improvements to the wastewater treatment facilities. The third grant for $500 was awarded under the U.S. Environmental Protection Agency that also provided for flood control repairs and improvements to the wastewater treatment facilities to be paid on a reimbursement basis. The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $206 in the three-month period ended March 31, 2006 and $4,910 in the year ended December 31, 2005. The remaining $1,363 is expected to be recognized as income over the next six to nine months as costs are incurred.

(9)  Segment Information

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

Blue Ridge Paper Products Inc.

Three Months Ended March 31, 2006 and 2005

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total
Net sales	2006	$57,175	$82,932	—	$140,107
	2005	53,914	74,633	—	128,547

Operating profit	2006	4,259	4,443	(6,963)	1,739
	2005	6,551	4,149	(7,271)	3,429

Depreciation and amortization	2006	2,753	851	58	3,662
	2005	3,085	819	436	4,340

Total assets	2006	203,589	93,971	13,057	310,617
	2005	207,123	87,833	16,901	311,857

Capital expenditures	2006	1,844	250	40	2,134
	2005	1,587	433	—	2,020

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

We reported a net loss of $2.9 million for the first quarter ended March 31, 2006. This compared to a net loss of $11.6 million for the fourth quarter ended December 31, 2005. Total net sales for the first quarter ended March 31, 2006 were $140.1 million, up 10.8% when compared to net sales for the fourth quarter ended December 31, 2005.

The uncoated paper market strengthened in the first quarter ended March 31, 2006. Shipments in the first quarter ended March 31, 2006 exceeded fourth quarter ended December 31, 2005 by 2,733 tons or 4.0%. First quarter ended March 31, 2006 average pricing for uncoated paper grades increased 4.7% when compared to pricing for the fourth quarter ended December 31, 2005. Pricing in the second quarter ending June 30, 2006 is projected to increase over the average pricing for the first quarter ended March 31, 2006 due to price increases implemented on March 27, 2006. These increases included $60 per ton for white wove envelope, offset, reply card, multipurpose and tablet grades and $40 per ton for envelope kraft.

Shipments in our packaging segment for the first quarter ended March 31, 2006 totaled 68,596 tons, which was 10.5% above the fourth quarter ended December 31, 2005. This increase reflected increased shipments of our non-converted coated board grades from 27,585 tons to 35,781 tons. Pricing in the first quarter ended March 31, 2006 for our non-converted coated board grades was 7.1% higher than pricing recorded in the fourth quarter ended December 31, 2005. Our carton pricing was up 1.6% in the first quarter ended March 31, 2006 when compared to pricing in the fourth quarter ended December 31, 2005.

In the first quarter ended March 31, 2006, raw material costs were flat compared to fourth quarter ended December 31, 2005. However, we received moderate cost decreases toward the end of the first quarter ended March 31, 2006 for low density polyethylene, wood chips and caustic soda. Energy costs increased in the first quarter ended March 31, 2006 due primarily to contractual increases for coal that were effective January 1, 2006. Transportation costs decreased approximately $1.2 million in the first quarter ended March 31, 2006 compared to the fourth quarter ended December 31, 2005. This was primarily due to a reduction in accessorial charges that were at all time highs immediately following the Gulf Coast hurricanes in the third quarter ended September 30, 2005.

The Canton mill conducted a planned hardwood pulp mill outage in the fourth quarter ended December 31, 2005. The planned outage had a negative impact on fourth quarter earnings of approximately $3.1 million. There was not a corresponding outage in the first quarter ended March 31, 2006. The Canton mill is scheduled to have a pine pulp mill outage in the second quarter ending June 30, 2006.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period
	Ended March 31,
	2006	2005
Net Sales:
Packaging	$82.9	$74.6
Paper	57.2	53.9
Total	$140.1	$128.5

Segments’ operating profit:
Packaging	$4.4	$4.1
Paper	4.3	6.6
Total segments’ operating profit, excluding corporate expenses	$8.7	$10.7

Corporate expense	7.0	7.3
Total operating profit	$1.7	$3.4

Percentage of net sales:
Packaging	59.2%	58.1%
Paper	40.8%	41.9%
Total	100.0%	100.0%

Segments’ operating margin:
Packaging	5.3%	5.5%
Paper	7.5%	12.2%
Total	6.2%	8.3%

Shipments (tons):
Packaging segment	68,596	63,661
Paper segment	77,897	76,073
Total	146,493	139,734

Average price ($ per ton):
Packaging segment	$1,209	$1,172
Paper segment	734	709
Average price	$956	$920

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Sales.  Net sales for the three-month period ended March 31, 2006, or the 2006 three-month period, increased $11.6 million or 9.0% to $140.1 million compared to $128.5 million for the three-month period ended March 31, 2005, or the 2005 three-month period.

Net sales for our packaging segment for the 2006 three-month period increased $8.3 million or 11.1% to $82.9 million compared to $74.6 million for the 2005 three-month period.  For the 2006 three-month period, our packaging segment sold 68,596 tons of coated and converted paperboard products at an average price of $1,209 per ton, compared to 63,661 tons sold for the 2005 three-month period at an average price of $1,172 per ton.  The increase in packaging segment sales is attributable to a 7.8% increase in volume shipped and a 3.2% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2006 three-month period increased $3.3 million or 6.1% to $57.2 million compared to $53.9 million in the 2005 three-month period. Net sales volume in our paper segment increased 1,824 tons to 77,897 tons shipped in the 2006 three-month period as compared to 76,073 tons shipped in the 2005 three-month period. Approximately 70.7% or $2.3 million of the net sales increase in the 2006 three-month period reflects improved pricing for our products. The remaining increase in net sales reflects increased outside sales of uncoated board produced at our Canton, North Carolina facility. Average pricing in our paper segment improved to $734 per ton shipped in the 2006 three-month period as compared to $709 per ton shipped in the 2005 three-month period.

Operating Profit.   Total segment operating profit decreased $2.0 million to $8.7 million in the 2006 three-month period compared to an operating profit of $10.7 million for the 2005 three-month period. As a percentage of sales, total segments operating profit decreased to 6.2% in the 2006 three-month period from 8.3% in the 2005 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

	Three-Month Period Ended March 31, 2006	Three-Month Period Ended March 31, 2005	Change
Segments’ Operating Profit	$8.7	$10.7	$(2.0)

Product pricing improvement	$8.1

Net flood impact in 2005	0.8

Outbound transportation costs	(0.5)

Major raw material costs	(8.1)

Increased energy costs	(1.7)

Other miscellaneous and offsetting items	(0.6)

Total	($2.0)

Operating profit for our packaging segment increased $0.3 million or 7.3% in the 2006 three-month period to $4.4 million or 5.3% of packaging segment sales, compared to $4.1 million or 5.5% of packaging segment sales for the 2005 three-month period. The increase in operating profit for our packaging segment was due primarily to a $5.8 million increase in average revenue of products sold.  The increase in packaging segment operating profit in the 2006 three-month period was partially offset by: (i) $2.4 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $0.4 million increase in other major raw material costs for the division; (iii) a $1.7 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; (iv) an increase of $0.3 million in energy costs; and (v) other miscellaneous and offsetting variances totaling a negative $0.7 million.

Operating profit for our paper segment decreased $2.3 million in the 2006 three-month period to $4.3 million or 7.5% of paper segment sales, compared to an operating profit of $6.6 million or 12.2% of paper segment sales for the 2005 three-month period. The decrease in operating profit for our paper segment was due primarily to: (i) a $1.4 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) cost increases of approximately $5.3 million on many of our primary raw materials including wood chips, purchased pulp and chemicals; and (iii) a $0.5 million increase in outbound transportation costs due primarily to higher fuel costs. The decrease in paper segment operating profit in the 2006 three-month period was partially offset by:  (i) increased pricing on uncoated paper sales of $2.0 million and on uncoated board sales of $0.3 million; (ii) flood losses, net of insurance proceeds, of $0.8 million incurred in the 2005 three-month with no corresponding losses in the 2006 three-month period; (iii) a $1.7 million increase in costs of internally produced board and passed on to the packaging division through interdivisional transfer costs; and (iv) other miscellaneous and offsetting variances totaling a positive $0.1 million.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses increased $0.7 million or 13.7% to $5.8 million in the 2006 three-month period compared to $5.1 million for the 2005 three-month period.  The increase in selling, general and administrative expenses was primarily attributable to a $0.7 million increase in corporate wages and benefits cost in the 2006 three-month period as compared to the 2005 three-month period. The increase in wages and benefits costs included a $0.3 million reserve adjustment in the 2005 three-month period held to complete the closure of our Fort Worth, Texas DairyPak facility that was completed in 2004, as well as an additional $0.3 million credit in the 2005 three month period to adjust the liability related to company stock held by former employees.

Depreciation and Amortization Expense (non-operations).   Depreciation and amortization expenses unrelated to operations decreased $0.3 million or 75% to $0.1 million in the 2006 three-month period compared to $0.4 million in the 2005 three-month period. The drop in depreciation expense relates primarily to the completion of amortization on system-related assets purchased in prior years.

ESOP Expense.   ESOP expense decreased $0.5 million or 31.3% to $1.1 million in 2006 compared to $1.6 million in 2005. The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP. The amount of the ESOP expense varies with the value of the shares, which is determined by an independent valuation specialist at the end of each year. The decrease in the 2006 three-month period reflects the decline in annual valuation of our shares to $6.20 per share in fiscal 2006 compared to $9.06 in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs. Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at March 31, 2006 was approximately $164.0 million. Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of fiscal 2006 through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. In December 2003, we issued $125.0 million of the Notes in a private offering. Proceeds from issuance of the Notes were used to repay our Term Loans A and B and our existing revolving credit facility under the 1999 credit agreement. In addition, we paid $7.0 million on the Parent PIK Subordinated Note. We entered into a $45.0 million revolving credit facility in December 2003. On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million. The maximum borrowing availability at March 31, 2006 and December 31, 2005 was $6.6 million and $5.5 million, respectively. The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $5.0 million (as amended March 15, 2006). If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered. As of March 31, 2006, we had a covenant availability of $11.6 million, which is $6.6 million in excess of the required minimum.

Summary of Cash Flow ($ in millions):

	Three Months Ended March 31,
	2006	2005
Net cash used in operating activities	$(2.4)	$(10.8)
Net cash used in investing activities	(2.1)	(2.0)
Net cash provided by financing activities	3.8	12.7
Net decrease in cash	$(0.7)	$(0.1)

Cash balance	$1.4	$2.3

The cash used in operations was $2.4 million for the 2006 three-month period. The cash used in operations was primarily attributable to a decrease in accrued expenses and other liabilities and the net loss for the 2006 three-month period, partially offset by depreciation and amortization expenses and an increase in interest payable. The decrease in accrued expenses and other liabilities is mainly due to a decrease in rebates payable resulting from an annual rebate being paid out during the 2006 three-month period.

The cash used in investing activities for the 2006 three-month period was $2.1 million. Capital spending for the 2006 three-month period was $2.1 million. For the fiscal year ending December 31, 2006, we currently estimate that our capital spending will be approximately $8.7 million.

Net cash provided by financing activities was $3.8 million for the 2006 three-month period, which is primarily attributable to net borrowings on our revolving line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk. Risk exposure relating to this market risk is summarized below. This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We manage interest cost using a combination of fixed and variable rate debt. As of March 31, 2006, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest. As of March 31, 2006, approximately $36.8 million was outstanding under our working capital credit facility consisting of short-term interest rates of 0.75% over Applicable Revolver Index Margin and 2.50% over Applicable Revolver Libor Margin, as defined. Our working capital facility offers two options for interest rates:  Applicable Revolver Libor margin ranging from 2.25% - 2.75% or Applicable Revolver Index Margin ranging from 0.50% - 1.00%. The rate is based on revolver availability. At the end of March 2006, we were approximately at the mid-point of the interest rate grid for Libor and Index Margins. In addition, as of March 31, 2006, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in its filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

Labor disputes or increased labor costs could materially adversely affect our operating results.

The current labor agreement runs from May 14, 1999 through May 14, 2006. Discussions have been held regarding plans to negotiate a multi-year extension to this agreement with minimal modifications. Should the new agreement not be concluded prior to the expiration date, the current agreement will continue in full force and effect until such time as either party gives the other a 10-day notice of their intent to terminate the agreement. A 60-day temporary extension to the agreement has been executed to accommodate the parties’ scheduling of further discussions.

ITEM 5. OTHER INFORMATION

Senior Management has established performance measures for the 2006 cycle under the Blue Ridge Paper Products Inc. Annual Performance and Sales Incentive Plan, referred to as the Incentive Plan.  The 2006 cycle under the Incentive Plan began on January 1, 2006 and will end on December 31, 2006. The Incentive Plan provides the opportunity for certain key employees to receive cash awards based on achievement of significant goals and objectives during the relevant period that are aligned with overall corporate goals and objectives. Incentive award opportunities are expressed as a percent of base salary and may be earned by a participant provided the participant achieves the agreed-upon goals and objectives within the relevant time frame.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

10.1 Blue Ridge Paper Products Inc. Annual Performance and Sales Incentive Plan

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date: May 11, 2006
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

                10.1         Blue Ridge Paper Products Inc. Annual Performance and Sales Incentive Plan

                31.1         Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                31.2         Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002