Form 10-Q
period 2006-06-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2006-08-11
CIK 1284293

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes   ☐     No   ☒

The number of common shares outstanding at June 30, 2006 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.
AND SUBSIDIARIES

INDEX

PART 1.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, June 30, 2006 (unaudited) and December 31, 2005 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended June 30, 2006 and 2005 (unaudited), Six Months Ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 1A.	Risk Factors

	Item 5.	Other Information

	Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$748	$2,110
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,324 and $2,298 in 2006 and 2005, respectively	60,795	56,002
Inventories	50,147	53,988
Prepaid expenses	1,530	1,029
Insurance proceeds receivable	—	291
Income tax receivable	—	50
Deferred tax asset	4,163	4,448
Total current assets	117,383	117,918
Property, plant, and equipment, net of accumulated depreciation of $112,555 and $105,253 in 2006 and 2005, respectively	188,392	190,463
Deferred financing costs, net	4,357	5,108
Other assets	1,208	193
Total assets	$311,340	$313,682

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$43	$41
Current portion of capital lease obligation	505	595
Accounts payable	42,874	48,917
Accrued expenses and other current liabilities	29,624	33,987
Interest payable	1,874	1,875
Total current liabilities	74,920	85,415
Senior debt, net of current portion	164,150	159,749
Parent Pay-In-Kind (PIK) Senior Subordinated Note	46,424	44,425
Capital lease obligations	745	979
Pension and postretirement benefits	23,814	22,678
Deferred tax liability	4,163	4,448
Other liabilities	1,119	730
Total liabilities	315,335	318,424
Obligation to redeem ESOP shares	29,340	27,716
Obligation to redeem restricted stock units of Parent	1,655	1,631
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2006 and 2005, respectively)	—	—
Additional paid-in capital	64,099	64,121
Accumulated deficit	(86,955)	(86,054)
Unearned compensation	—	(25)
Accumulated other comprehensive loss	(4,183)	(4,183)
	(27,039)	(26,141)
Receivable from Parent	(7,951)	(7,948)
Total stockholder’s equity (deficit)	(34,990)	(34,089)
Total liabilities and stockholder’s equity (deficit)	$311,340	$313,682

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations
Three- and Six-Month Periods Ended June 30, 2006 and 2005
(Dollars in thousands)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$144,856	$125,206	$284,963	$253,753
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	128,700	113,895	256,501	227,090
Depreciation and amortization	3,634	3,833	7,238	7,737
Flood-related loss and repairs	—	478	—	1,326
Insurance recoveries	—	—	—	(100)
Gross profit	12,522	7,000	21,224	17,700
Selling, general and administrative expenses	6,107	5,042	11,896	10,189
Depreciation and amortization	28	426	86	862
Insurance recoveries	—	—	—	(23)
ESOP expense	511	1,631	1,627	3,262
Profit-sharing expense	—	—	—	80
Operating profit (loss)	5,876	(99)	7,615	3,330
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,481)	(4,397)	(8,956)	(8,655)
Amortization of deferred financing costs	(381)	(341)	(751)	(673)
Government grant income	979	428	1,185	2,306
Gain on equity method investment	—	—	4	—
	(3,883)	(4,310)	(8,518)	(7,022)
Profit (loss) before income taxes	1,993	(4,409)	(903)	(3,692)
Income tax	—	—	—	—
Net income (loss)	$1,993	$(4,409)	$(903)	$(3,692)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(903)	$(3,692)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,324	8,599
Compensation expense for Parent restricted stock	25	148
Amortization of deferred financing costs	751	673
ESOP expense	1,627	3,262
Gain on sale of assets	(17)	—
Parent PIK Senior Subordinated Note for interest	2,044	1,872
Changes in operating assets and liabilities:
Accounts receivable, net	(4,793)	(7,431)
Inventories	3,841	(2,114)
Prepaid expenses	(501)	919
Insurance proceeds receivable	291	4,539
Income tax receivable	50	21
Accounts payable	(5,288)	(9,319)
Accrued expenses and other current liabilities	(4,363)	(3,693)
Interest payable	(46)	(29)
Pension and postretirement benefits	1,136	472
Other assets and liabilities	(625)	(625)
Net cash provided by (used in) operating activities	553	(6,398)
Cash flows used in investing activities:
Additions to property, plant, and equipment	(5,253)	(4,608)
Proceeds from sale of property, plant, and equipment	17	—
Net cash used in investing activities	(5,236)	(4,608)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(3)	(3)
Proceeds from borrowings under line of credit	75,610	84,090
Repayment of borrowings under line of credit	(71,187)	(72,705)
Repayments of long-term debt and capital lease obligations	(344)	(311)
Other financing activities	(755)	—
Net cash provided by financing activities	3,321	11,071
Net increase (decrease) in cash	(1,362)	65
Cash, beginning of period	2,110	2,466
Cash, end of period	$748	$2,531
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $461 and $146 in 2006 and 2005, respectively	$7,420	$6,839
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,999	1,831
Issuance of restricted stock units	—	333

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the six months ended June 30, 2006 may not necessarily be indicative of full-year results. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the Company”) included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

(2) Liquidity

The Company’s working capital needs are satisfied through its $50,000 revolving credit facility, which expires December 15, 2008. The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio. At various times during 2004 and 2005, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000 for specified periods of time. On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000. For further discussion, see the Company’s annual report on Form 10-K for the year ended December 31, 2005. In addition, the Company must meet certain affirmative and negative operating covenants. In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance. On June 9, 2006, the revolving credit facility was amended to reduce the interest and applicable margins by 50 to 75 basis points depending on the level of borrowing. Management believes the existing credit facility is adequate for the Company’s current cash flow needs. Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2006. However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials and energy, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The borrowing availability at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Borrowing base	$58,207	$53,629
Credit agreement restriction	(5,000)	(7,500)
Suppressed availability (1)	(3,207)	—
Credit line availability	50,000	46,129
Revolver balance	(38,488)	(34,065)
Letters of credit	(5,201)	(6,519)
Maximum borrowing availability	$6,311	$5,545

(1)             The excess of the value of the assets collateralized over the maximum line of credit after subtracting the credit agreement restriction.

(3) Inventories

Components of inventory at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Raw materials	$16,849	$17,411
Work in progress	16,303	20,113
Finished goods:
Paper and paperboard	12,892	12,407
Cartons	4,103	4,057
Total	$50,147	$53,988

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

Revolving Credit Facility

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories. On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. On June 9, 2006, the credit agreement was further amended to reduce the interest and applicable margins by 50 to 75 basis points depending on level of borrowing. The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets. The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount. The Company had an outstanding balance of $38,488 and $34,065 at June 30, 2006 and December 31, 2005, respectively, and letters of credit outstanding as of June 30, 2006 and December 31, 2005 were $5,201 and $6,519, respectively. The maximum borrowing availability at June 30, 2006 was $6,311, adjusting for the availability restriction described in Note 2. The interest rate on the revolving credit facility at June 30, 2006 and December 31, 2005 was 7.34% and 7.71%, respectively. This is a blended rate of LIBOR contracts plus margin.

Parent PIK Senior Subordinated Note

Blue Ridge Holding Corp. (the “Parent”) partially financed the acquisition of the Canton System from International Paper Company (formerly Champion International Corporation) with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007. On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000. This payment was made on December 17, 2003 with proceeds from the sale of the Notes. On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes,” which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes. Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company. However, the Parent will be dependent upon the Company to settle these obligations in their entirety. In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note would be triggered prior to its maturity. The entire amount is due on May 14, 2009.

(5) Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three-month periods and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$408	$370	$817	$740
Interest cost	251	224	502	448
Expected return on assets	(264)	(225)	(528)	(450)
Amortization of prior service cost	(16)	(13)	(32)	(26)
Amortization of actuarial loss	118	132	236	264
Total net periodic benefits costs	$497	$488	$995	$976

Management is primarily responsible for determining the cost of pension benefits for this plan. Management considered a number of factors, including consulting with an actuarial firm, when determining this cost. The Company estimates its benefits payments in fiscal year 2006 will be approximately $326. Benefits payments in fiscal year 2005 were $355.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s postretirement medical plan are as follows for the three-month periods and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$118	$163	$236	$325
Interest cost	227	277	454	554
Amortization of prior service cost	(100)	45	(200)	91
Total net periodic benefits costs	$245	$485	$490	$970

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

Certain management employees have received restricted stock awards entitling them to receive the Parent’s restricted common stock units. These units vest over varying periods from one to five years unless the Parent’s majority stockholder sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately. Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested and share certificates being issued, to require the Parent to repurchase such fully vested shares of the Parent’s stock underlying the respective restricted stock awards at the then-determined fair value, which is based on an appraisal of the Parent’s common stock performed by an independent valuation specialist. As of June 30, 2006, the Parent had issued a total of 266,838 restricted stock units, net of units canceled, of which all were fully vested. During fiscal year 2005, the Company issued 36,538 units, net of units canceled, which became fully vested on June 30, 2006. The obligation to redeem restricted stock units of the Parent was $1,655 at June 30, 2006, which is recorded in temporary equity on the condensed consolidated balance sheet. The Company records the fair value of the units issued as unearned compensation as a separate component of stockholder’s equity and amortizes them to expense over the vesting periods of the respective units. Amortization of unearned compensation expense was completed in the period ended June 30, 2006. The total expense recorded in the six months ended June 30, 2006 is $25. On June 30, 2006, restricted stock units totaling 230,300 became due to the employees. These units have a put option during a 90-day period beginning January 1, 2007 if the employee has held their respective share certificate for at least six months. The Company repurchased 75,903 of the fully vested shares in July 2006 to cover the tax withholding of the employees as allowed by the agreements. This had a cash flow effect of $471.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory production should be capitalized. The Company adopted this standard effective January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FAS Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The accounting provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation establishes a consistent threshold for recognizing current and deferred taxes. The Company adopted the provisions of FIN 48 in June 2006. The adoption of FIN 48 will not have a material effect on the Company’s financial statements or results of operations.

(7) Commitments and Contingencies

(a) Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips through May 2009. The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year. These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 44% of the total mill requirements. As of June 30, 2006, the Company had commitments to purchase wood chips of approximately $79,395 over the remaining term of the agreement. In May 2006, the agreement was amended to discontinue the invoicing of in-transit chips. The agreement states that title will transfer upon delivery at the Canton mill but risk of loss in the event of casualty while in-transit will be the responsibility of the Company.

(b) Labor Agreements

On July 7, 2006, a new labor agreement was ratified between the United Steelworkers International Union (USW) and the Company. The new contract provides for annual increases of 4%, 3% and 3% over the next three years, retroactive to May 14, 2006. In addition, the Company will increase its contribution to the bargaining unit pension plan to maintain benefits at current levels. The estimated increase in costs is approximately $230 annually over the duration of the contract. Modifications to the employees’ healthcare plan were also made, which included eliminating the highest cost and less utilized healthcare plan, and increasing employee contributions toward healthcare to 20% of the cost of such benefit where the contributions were less than 20%.

(c) Litigation, Claims and Assessments

On April 15, 2003, a class action lawsuit was filed against the Company for the time period June 1, 1999 until the date of the verdict on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee. The demand for damages by the class participants totaled approximately $22,500. On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2,000 for nuisance damages with no punitive damages being awarded. A liability of $2,000 was recorded in 2005. The Company has appealed the decision to the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee.

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

On June 6, 2006, the Parent received notices of tax assessment for corporate and franchise tax for tax years 1999 through 2004. The aggregate amount assessed is $806, consisting of $443 in taxes, $97 in interest and $266 in penalties for the full six-year period. The Parent formally protested the tax assessment on July 5, 2006. The Company had not recorded a liability for any amount related to this assessment as of June 30, 2006 because the ultimate loss, if any, associated with the assessment is not probable or estimable.

The Company is subject to litigation that may arise in the normal course of business. In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d) Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company had accrued $1,119 and $730 for the closure of landfills at June 30, 2006 and December 31, 2005, respectively. An engineering study received in March 2006 revealed that the estimated cost to close the landfill had increased by $317. Additionally, the estimated remaining months to fill decreased by 27 months because of increased usage in the landfill due to increased production rates at the Canton mill. The Company has recorded expenses of $72 and $99 in the three-month period and six-month period ended June 30, 2006, respectively, related to the closure of this landfill.

(8) Other Matters

Flood Losses and Government Grants

In 2004, the Company experienced significant losses related to floods caused by Hurricanes Frances and Ivan. Property damage losses and related repairs and maintenance from these two floods through December 31, 2005 were $25,124. No additional expenses were recorded during the six-month period ended June 30, 2006. For the period ended June 30, 2006, all recorded insurance recoveries had been paid in full.

In the wake of these events, the Company was awarded three grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton. The first grant was awarded by FEMA for repairs incurred from the two floods. This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005. The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis. This grant provides for flood control repairs and improvements to the wastewater treatment facilities. The third grant for $485 was awarded under the U.S. Environmental Protection Agency that also provided for flood control repairs and improvements to the wastewater treatment facilities to be paid on a reimbursement basis. The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $206 and $1,185 in the three-month period and six-month period ended June 30, 2006, respectively. The Company recorded $4,910 as government grant income in the year ended December 31, 2005. The remaining $369 is expected to be recognized as income over the next three months as costs are incurred.

Other Assets

The Company has incurred certain due diligence costs and legal fees associated with a potential transaction. These costs have been recorded in other assets at June 30, 2006 on the accompanying consolidated balance sheets included elsewhere in this report in the amount of $1,142. If the transaction is not consummated, these costs and fees will be expensed.

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

Blue Ridge Paper Products Inc.
Three Months Ended June 30, 2006 and 2005
(Dollars in Thousands)

		Paper	Packaging	Corporate	Total
Net sales	2006	$59,559	$85,297	—	$144,856
	2005	49,878	75,328	—	125,206

Operating profit (loss)	2006	6,600	5,921	(6,645)	5,876
	2005	2,895	4,105	(7,099)	(99)

Depreciation and amortization	2006	2,776	858	28	3,662
	2005	3,006	827	426	4,259

Total assets	2006	204,144	93,277	13,919	311,340
	2005	199,181	90,459	15,302	304,942

Capital expenditures	2006	2,204	915	—	3,119
	2005	1,696	892	—	2,588

Blue Ridge Paper Products Inc.
Six Months Ended June 30, 2006 and 2005
(Dollars in Thousands)

		Paper	Packaging	Corporate	Total
Net sales	2006	$116,734	$168,229	—	$284,963
	2005	103,792	149,961	—	253,753

Operating profit (loss)	2006	10,859	10,364	(13,608)	7,615
	2005	9,446	8,254	(14,370)	3,330

Depreciation and amortization	2006	5,529	1,709	86	7,324
	2005	6,091	1,646	862	8,599

Total assets	2006	204,144	93,277	13,919	311,340
	2005	199,181	90,459	15,302	304,942

Capital expenditures	2006	4,048	1,165	40	5,253
	2005	3,283	1,325	—	4,608

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

We reported a net income of $2.0 million for the second quarter ended June 30, 2006. This compared to a net loss of $2.9 million for the first quarter ended March 31, 2006 and a net loss of $4.4 million for the second quarter ended June 30, 2005. Total net sales for the second quarter ended June 30, 2006 were $144.9 million, an increase of 3.4 % and 15.7%, respectively, when compared to net sales for the first quarter ended March 31, 2006 of $140.1 million and net sales of $125.2 million for the second quarter ended June 30, 2005.

Despite high energy and transportation costs, we returned to profitability in the second quarter due to increased productivity, improved pricing for our products and gains from our Six Sigma and Lean Manufacturing initiatives. The ratification of our new three-year labor agreement provides our employees with increased annual compensation of 4%, 3% and 3% over the next three years, retroactive to May 14, 2006. Included in the package were additional cost-sharing measures in the Company’s health and welfare programs.

The uncoated paper market continued to strengthen in the second quarter ended June 30, 2006. Average pricing in the second quarter ended June 30, 2006 increased 8.6% compared to the first quarter ended March 31, 2006 and 12.1% compared to the second quarter ended June 30, 2005. Increased pricing reflects the implementation of the March 27, 2006 price increase for white wove envelope, offset, reply card, multipurpose, envelope kraft and tablet grades.

Shipments in our packaging segment for the quarter ended June 30, 2006 increased 5.2% or 3,541 tons when compared to the first quarter ended March 31, 2006 and 8.5% when compared to the second quarter ended June 30, 2005. The increase in packaging segment shipment volume was primarily due to increased shipments of coated board rolls. Pricing for the packaging segment for the second quarter ended June 30, 2006 decreased when compared to the first quarter ended March 31, 2006 due to a higher mix of coated rolls sales, which have a lower revenue realization than cartons.

The Canton mill conducted a planned pine pulp mill outage in the second quarter ended June 30, 2006. The planned outage had a negative impact on second quarter earnings of approximately $2.6 million. There was not a corresponding outage in the first quarter ended March 31, 2006. The Canton mill is scheduled to have a hardwood pulp mill outage in the third quarter ending September 30, 2006. Due to additional planned maintenance work, the costs of the third quarter outage are expected to exceed the costs of the second quarter outage.

Raw material costs improved in the second quarter ended June 30, 2006 compared to the first quarter ended March 31, 2006 by approximately $1.9 million. This reduction in costs was primarily due to net decreases in the costs of low-density polyethylene of approximately 10% in the second quarter ended June 30, 2006 compared to the first quarter ended March 31, 2006. Price increases for low-density polyethylene of 4.9% and 4.7% were implemented June 1, 2006 and July 1, 2006, respectively. Both chemical and wood chip costs experienced slight decreases in costs in the second quarter ended June 30, 2006 compared to the first quarter ended March 31, 2006. Notwithstanding the net quarter-to-quarter decreases in raw material costs, raw material costs for the second quarter ended June 30, 2006 increased compared to the second quarter ended June 30, 2005, as discussed below. June 30, 2006 year-to-date costs have increased when compared to June 30, 2005 year-to-date costs.

On July 7, 2006, the United Steelworkers International Union (USW) ratified a new three-year labor agreement with us. The new contract provides for annual increases of 4%, 3% and 3% over the next three years, retroactive to May 14, 2006. Included in the package were additional cost-sharing measures in our health and welfare programs. The new contract follows a seven-year agreement in which there were no general wage increases for the collective bargaining unit.

The ESOP Plan reflects that 40% of the common stock authorized is to be allocated to the ESOP participants from May 14, 1999 through May 13, 2006. As of May 14, 2006, the value of all shares have been accrued, except for any valuation changes that may occur on December 31, 2006.

If sales prices hold, productivity remains at current levels and energy and input costs remain stable, we expect our earnings in the six months ending December 31, 2006 to be comparable to the six months ended June 30, 2006.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales:
Packaging	$85.3	$75.3	$168.2	$150.0
Paper	59.6	49.9	116.7	103.8
Total	$144.9	$125.2	$284.9	$253.8

Segments’ operating profit:
Packaging	$6.0	$4.1	$10.4	$8.3
Paper	6.5	2.9	10.8	9.4
Total segments’ operating profit, excluding corporate expenses	$12.5	$7.0	$21.2	$17.7

Corporate expenses:	6.6	7.1	13.6	14.4
Total operating profit (loss)	$5.9	$(0.1)	$7.6	$3.3

Percentage of net sales:
Packaging	58.9%	60.1%	59.0%	59.1%
Paper	41.1%	39.9%	41.0%	40.9%
Total	100.0%	100.0%	100.0%	100.0%

Segments’ operating margin:
Packaging segment	7.0%	5.4%	6.2%	5.5%
Paper segment	10.9%	5.8%	9.3%	9.1%
Average margin	8.6%	5.6%	7.4%	7.0%

Shipments (tons):
Packaging segment	72,137	66,473	140,733	130,134
Paper segment	74,837	70,108	152,734	146,181
Total	146,974	136,581	293,467	276,315

Average price ($per ton):
Packaging segment	$1,182	$1,133	$1,195	$1,153
Paper segment	796	712	764	710
Average price	$986	$917	$971	$919

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales.   Net sales for the three-month period ended June 30, 2006, or the 2006 three-month period, increased $19.7 million or 15.7% to $144.9 million compared to $125.2 million for the three-month period ended June 30, 2005, or the 2005 three-month period.

Net sales for our packaging segment for the 2006 three-month period increased $10.0 million or 13.3% to $85.3 million compared to $75.3 million for the 2005 three-month period. For the 2006 three-month period, our packaging segment sold 72,137 tons of coated and converted paperboard products at an average price of $1,182 per ton, compared to 66,473 tons sold for the 2005 three-month period at an average price of $1,133 per ton. The increase in packaging segment sales is attributable to an 8.5% increase in volume shipped and a 4.3% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2006 three-month period increased $9.7 million or 19.4% to $59.6 million compared to $49.9 million in the 2005 three-month period. Net sales volume in our paper segment increased 4,729 tons to 74,837 tons shipped in the 2006 three-month period as compared to 70,108 tons shipped in the 2005 three-month period. Approximately 63.9% or $6.2 million of the net sales increase in the 2006 three-month period reflects improved pricing for our products. The remaining increase in net sales reflects the additional volume shipped in the 2006 three-month period that was partially brought about through improved operating rates at our Canton, North Carolina manufacturing facility. Average pricing in our paper segment improved to $796 per ton shipped in the 2006 three-month period as compared to $712 per ton shipped in the 2005 three-month period.

Operating Profit.   Total segments’ operating profit increased $5.5 million to $12.5 million in the 2006 three-month period compared to an operating profit of $7.0 million for the 2005 three-month period. As a percentage of sales, total segments’ operating profit increased to 8.6% in the 2006 three-month period from 5.6% in the 2005 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

	Three-Month Period Ended	Three-Month Period Ended
Segments’ Operating Profit	June 30, 2006	June 30, 2005	Change
	$12.5	$7.0	$5.5
Product pricing improvement			$12.4
Productivity and sales improvements			2.7
Outbound transportation costs			(0.5)
Sales of excess NOx credits in 2005			(0.9)
Increased energy costs			(1.5)
Plastic resin costs used at Waynesville coating facility			(1.2)
Increased chemical and other raw material costs			(2.2)
Increases wage and benefit costs			(1.3)
Change in inventory valuation			(1.4)
Other miscellaneous and offsetting items			(0.6)
Total			$5.5

Operating profit for our packaging segment increased $1.9 million or 46.3% in the 2006 three-month period to $6.0 million or 7.0% of packaging segment sales, compared to $4.1 million or 5.4% of packaging segment sales for the 2005 three-month period. The increase in operating profit for our packaging segment was due primarily to: (i) increased pricing on coated board sales of $2.1 million and on converted carton sales of $4.1 million; and (ii) improved productivity and sales volume of approximately $0.2 million. The increase in packaging segment operating profit in the 2006 three-month period was partially offset by: (i) $1.2 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $1.3 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; (iii) an increase of $0.1 million in energy costs; (iv) an increase of $0.5 million in costs incurred for wages and benefits; (v) impact of change in inventory valuation in the 2005 three-month period of $0.9 million; and (vi) other miscellaneous and offsetting variances totaling $0.5 million.

Operating profit for our paper segment increased $3.6 million in the 2006 three-month period to $6.5 million or 10.9% of paper segment sales, compared to an operating profit of $2.9 million or 5.8% of paper segment sales for the 2005 three-month period. The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on uncoated paper sales of $6.1 million and on uncoated board sales of $0.1 million; (ii) improved productivity and sales volume of approximately $2.5 million; (iii) increased transfer revenue for the rawstock sent to our Waynesville facility of $1.2 million; and (iv) other miscellaneous and offsetting variances totaling $0.1 million. The increase in paper segment operating profit in the 2006 three-month period was partially offset by: (i) a $1.4 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $2.2 million increase in the cost of wood chips and chemicals used as primary raw material at our Canton, North Carolina mill; (iii) the sale of excess NOx credits of approximately $0.9 million in the 2005 three-month period; (iv) a $0.8 million increase in costs incurred for wages and benefits; (v) impact of change in inventory valuation in the 2005 three-month period of $0.5 million; and (vi) a $0.6 million increase in outbound transportation costs due primarily to higher fuel costs.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses increased $1.1 million or 22.0% to $6.1 million in the 2006 three-month period compared to $5.0 million for the 2005 three-month period. The increase in selling, general and administrative expenses for the 2006 three-month period was primarily attributable to: (i) reduction of a $0.5 million environmental reserve in the 2005 three-month period; (ii) increased salary payroll costs of approximately $0.2 million primarily related to merit increases; (iii) a $0.1 million reversal of severance related costs in the 2005 period; and (iv) other miscellaneous offsetting variances totaling $0.3 million.

Depreciation and Amortization Expense (non-operations).   Depreciation and amortization expenses unrelated to manufacturing decreased $0.4 million to $0.0 million in the 2006 three-month compared to $0.4 million in the 2005 three-month period. The drop in depreciation expense relates primarily to the completion of depreciation on system-related assets purchased in prior years.

ESOP Expense.   ESOP expense decreased $1.1 million or 68.8% to $0.5 million in the 2006 three-month period compared to $1.6 million in the 2005 three-month period. The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP. The amount of the ESOP expense varies with the value of the shares of our parent’s common stock, which is determined by an independent valuation specialist at the end of each year. The decrease in the 2006 three-month period reflects the decline in annual valuation of the shares of our parent’s common stock to $6.20 per share in fiscal 2006 compared to $9.06 in fiscal 2005 as well as the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006. Going forward, any additional costs for ESOP expense should substantially relate to the valuation of the shares held within the ESOP.

Interest and Amortization Expenses.   Interest and amortization expenses increased $0.2 million to $4.9 million for the 2006 three-month period compared to $4.7 million for 2005 three-month period. This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as increased amounts outstanding on our Parent PIK Senior Subordinated Note.

Government Grant Income.   Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in 2004. In the 2006 three-month period, we recognized government grant income of $1.0 million as compared to $0.4 million in the 2005 period. The grant is being used to repair and more permanently protect our wastewater facility, which also serves the Town of Canton, North Carolina.

Income Tax Expense.   There was no income tax expense recorded in either the 2006 three-month period or the 2005 three-month period. This was due to our year-to-date net losses as of June 30, 2006 and 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales.   Net sales for the six months ended June 30, 2006, or the 2006 six-month period, increased to $284.9 million or 12.3% compared to $253.8 million for the six months ended June 30, 2005, or the 2005 six-month period. This increase in total revenue is attributable to an increase in the average weighted revenue per ton shipped to $971 per ton in the 2006 six-month period from $919 per ton in the 2005 six-month period. This increase in average revenue per ton sold resulted primarily from improved pricing in all four of our major grade lines: paper, uncoated board, coated board and cartons. The increase in average weighted revenue per unit sold resulted in an approximate $15.3 million increase in total revenue in the 2006 six-month period as compared to the 2005 six-month period. Total sales volume increased by 17,152 tons or 6.2% to 293,467 tons in the 2006 six-month period compared to 276,315 tons for the 2005 six-month period.

Net sales for our packaging segment for the 2006 six-month period increased $18.2 million or 12.1% to $168.2 million compared to $150.0 million for the 2005 six-month period. The increase in net sales is attributable to: (i) an average net sales price per ton increase of 8.6% for cartons and 6.2% for non-converted coated paperboard in the 2006 six-month period compared to the 2005 six-month period; and (ii) a 24.1% increase in volume of our non-converted coated paperboard shipments in the 2006 six-month period as compared to the 2005 six-month period. The increase in net sales was partially offset by a decrease in shipment volume for our converted cartons of 6.2% in the 2006 six-month period as compared to the 2005 six-month period.

Sales for our paper segment for the 2006 six-month period have increased by $12.9 million or 12.4% to $116.7 million compared to $103.8 million for the 2005 six-month period. This increase was attributable to an improvement in our average net sales price per ton for our products sold as well as increased shipment volume. Our average net sales price per ton increased 8.0% for our paper grades and 5.8% for uncoated paperboard in the 2006 six-month period as compared to the 2005 six-month period. Total segment outside shipment volume increased 6,553 tons or 4.5% to 152,734 tons in the 2006 six-month period as compared to 146,181 tons in the 2005 six-month period. The increase in the paper segment shipment volume reflects improved productivity at our Canton, North Carolina manufacturing facility. This improved productivity also enabled us to increase transfers of uncoated board to our packaging division for further value-added converting.

Operating Profit.   Total segments’ operating profit increased $3.5 million to $21.2 million in the 2006 six-month period compared to an operating profit of $17.7 million for the 2005 six-month period. As a percentage of sales, total segments’ operating profit increased to 7.4% in the 2006 six-month period from 7.0% in the 2005 six-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

	Six-Month	Six-Month
	Period Ended	Period Ended
Segments’ Operating Profit	June 30, 2006	June 30, 2005	Change
	$21.2	$17.7	$3.5
Product pricing improvement			$20.4
Net flood impact in 2005			1.2
Productivity and sales improvements			2.6
Increased wage and benefit costs			(1.8)
Outbound transportation costs			(1.0)
Increased wood fiber costs			(3.4)
Major raw material costs (plastic resin, chemicals, and packing materials)			(7.4)
Change in inventory valuation			(1.5)
Increased energy costs			(3.3)
Sales of excess NOx credits in 2005			(0.9)
Other miscellaneous and offsetting items			(1.4)
Total			$3.5

Operating profit for our packaging segment in the 2006 six-month period increased $2.1 million to $10.4 million compared to $8.3 million for the 2005 six-month period. The increase was primarily due to increases in the average net selling prices for coated paperboard and carton products of 6.2% and 8.6%, respectively, compared to the 2005 six-month period, adding $11.9 million to revenues and operating profit for the 2006 six-month period as compared to the 2005 six-month period. In addition, improved transportation management resulted in a decline of $0.1 million in outbound freight expense and a corresponding increase in operating profit for the 2006 six-month period. The increase in packaging segment operating profit in the 2006 six-month period was partially offset by: (i) a $3.4 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) an approximate $0.3 million from reduced carton productivity and sales volume, reflecting lower converted carton demand; (iii) a $0.7 million increase in our wage and benefits costs; (iv) increased transfer cost of rawstock paperboard of $2.7 million; (v) increased energy costs of $0.5 million; (vi) impact of change in inventory valuation in the 2005 six-month period of $1.0 million; and (vii) other miscellaneous and offsetting items totaling $1.3 million.

Operating profit for our paper segment increased $1.4 million in the 2006 six-month period to $10.8 million as compared to $9.4 million for the 2005 six-month period. The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on paper sales of $8.1 million and on uncoated board sales of $0.4 million; (ii) an approximate $2.9 million from improved productivity and sales volume; (iii) increased transfer cost for the rawstock sent to our Waynesville facility of $2.7 million; and (iv) flood losses, net of insurance proceeds, of $1.2 million incurred in the 2005 six-month period. The increase in paper segment operating profit in the 2006 six-month period was partially offset by: (i) a $2.8 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $1.1 million increase in outbound transportation costs due primarily to higher fuel costs; (iii) a $3.4 million increase in the cost of wood chips, our primary raw material at our Canton, North Carolina mill; (iv) an approximate $4.0 million increase in cost of chemicals and packing materials utilized in our manufacturing process; (v) increased wage and benefits costs of $1.1 million; (vi) the sale of excess NOx credits of approximately $0.9 million in the 2005 three-month period; (vii) impact of change in inventory valuation in the 2005 six-month period of $0.5 million; and (viii) other miscellaneous and offsetting variances totaling $0.1 million.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased $1.7 million or 16.7% to $11.9 million in the 2006 six-month period compared to $10.2 million for the 2005 six-month period. The increase in selling, general and administrative expenses for the 2006 six-month period was primarily attributable to: (i) reduction of a $0.5 million environmental reserve in the 2005 six-month period; (ii) increased salary payroll costs of approximately $0.3 million primarily related to merit adjustments; (iii) a $0.7 million reversal in the 2005 six-month period of severance reserves related to the completed closure of our Fort Worth, Texas DairyPak facility and other miscellaneous severance transactions; and (iv) increases to workers compensation costs booked at headquarters of $0.2 million.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing decreased $0.8 million to $0.1 million in the 2006 six-month compared to $0.9 million in the 2005 six-month period. The drop in depreciation expense relates primarily to the completion of depreciation on system-related assets purchased in prior years.

ESOP Expense.  ESOP expense decreased $1.7 million or 51.5% to $1.6 million in the 2006 six-month period compared to $3.3 million in the 2005 six-month period. The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP. The amount of the ESOP expense varies with the value of the shares of our parent’s common stock, which is determined by an independent valuation specialist at the end of each year. The decrease in the 2006 three-month period reflects the decline in annual valuation of the shares of our parent’s common stock to $6.20 per share in fiscal 2006 compared to $9.06 in fiscal 2005 as well as the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006. Going forward, any additional costs for ESOP expense should substantially relate to the valuation of the shares held within the ESOP.

Interest and Amortization Expenses.  Interest and amortization expenses increased $0.4 million to $9.7 million for the 2006 six-month period compared to $9.3 million for the 2005 six-month period. This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as increased amounts outstanding on our Parent PIK Senior Subordinated Note.

Government Grant Income.  Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in the 2004. In the 2006 six-month period, we recognized government grant income totaling approximately $1.2 million compared to $2.3 million in the 2005 six-month period. The grants are being used to repair and more permanently protect our wastewater treatment facility, which also serves the Town of Canton, North Carolina.

Income Tax Expense.  There was no income tax expense recorded in either the 2006 six-month period or 2005 six-month period since we had a year-to-date net loss in both of the periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs. Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at June 30, 2006 was $165.4 million. Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of fiscal 2006 through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. In December 2003, we issued $125.0 million of the Notes in a private offering. Proceeds from issuance of the Notes were used to repay our Term Loans A and B and our then existing revolving credit facility under the 1999 credit agreement. In addition, we paid $7.0 million on the Parent PIK Subordinated Note. We entered into a $45.0 million revolving credit facility in December 2003. On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis. On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability. On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million. On June 9, 2006, the credit agreement was further amended to reduce the interest and applicable margins by 50 to 75 basis points depending on level of borrowing. The maximum borrowing availability at June 30, 2006 and December 31, 2005 was $6.3 million and $5.5 million, respectively. Adding the maximum borrowing availability to the cash on hand makes our total liquidity $7.1 million and $7.7 million at June 30, 2006 and December 31, 2005, respectively. The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $5.0 million (as amended March 15, 2006). If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered. As of June 30, 2006, we had a covenant availability of $14.5 million, which is $9.5 million in excess of the required minimum of $5.0 million. This availability includes $3.2 million of suppressed availability. Covenant availability is defined as borrowing base less outstanding revolver and letters of credit.

Summary of Cash Flow ($ in millions):

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$0.6	$(6.4)
Net cash used in investing activities	(5.2)	(4.6)
Net cash provided by financing activities	3.3	11.1
Net increase (decrease) in cash	$(1.3)	$0.1
Cash balance	$0.7	$2.5

The cash provided by operations was $0.6 million for the 2006 six-month period. The improvement in cash provided by operations from the 2005 six-month period was attributable to changes in working capital as reflected in the condensed consolidated statements of cash flows included elsewhere in this quarterly report on Form 10-Q, as well as the decreased loss discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The cash used in investing activities for the 2006 six-month period was $5.2 million. Capital spending for the 2006 six-month period was $5.2 million of which $1.2 million was reimbursed by government grants. For the fiscal year ending December 31, 2006, we currently estimate that our capital spending will be approximately $8.7 million.

Net cash provided by financing activities was $3.3 million for the 2006 six-month period, which is primarily attributable to net borrowings on our revolving line of credit.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk. Risk exposure relating to this market risk is summarized below. This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We manage interest cost using a combination of fixed and variable rate debt. As of June 30, 2006, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest. As of June 30, 2006, approximately $38.5 million was outstanding under our working capital credit facility consisting of short-term interest rates of 0.25% over Applicable Revolver Index Margin and 2.00% over Applicable Revolver Libor Margin, as defined. Our working capital facility offers two options for interest rates: Applicable Revolver Libor margin ranging from 2.25% - 2.75% or Applicable Revolver Index Margin ranging from 0.50% - 1.00%. These rates were amended June 9, 2006 to reduce interest of Applicable Revolver Libor margin to 1.50% - 2.00% and Applicable Revolver Index Margin to 0.00% - 0.25%. The rate is based on revolver availability. At the end of June 2006, we were approximately at the high point of the interest rate grid for Libor and Index Margins. In addition, as of June 30, 2006, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 4.   CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that material information was properly disclosed in our filings with the Securities and Exchange Commission.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.   RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

Labor union matters could potentially adversely affect our operating results.

Approximately 75.5% of our active employees as of June 30, 2006 are represented by USW. A lengthy strike or other work stoppage or labor disputes could have an adverse effect on our business, financial condition and results of operations. On July 7, 2006, a new labor agreement was ratified between USW and us. The new contract provides for annual increases of 4%, 3% and 3% over the next three years, retroactive to May 14, 2006. In addition, we will increase our contribution to the bargaining unit pension plan to maintain benefits at current levels. The estimated increase in costs is approximately $0.2 million annually over the duration of the contract. Modifications to the employees’ healthcare plan were also made, which included eliminating the highest cost and less utilized healthcare plan, and increasing employee contributions toward healthcare to 20% of the cost of such benefit where the contributions were less than 20%.

ITEM 5.   OTHER INFORMATION

We and International Paper Company are parties to an agreement whereby International Paper supplies wood chips to us. On May 23, 2006, the agreement was amended to extend the term of the agreement and to address residual chips volume, storage, shipping and other provisions.

ITEM 6.   EXHIBITS

(a)             Exhibits required by Item 601 of Regulation S-K

10.1	Amendment to Contract for Sale (and Delivery) of Forest Products between Blue Ridge Paper Products Inc. and International Paper Company

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date: August 11, 2006	/s/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX
TO
FORM 10-Q
OF
BLUE RIDGE PAPER PRODUCTS INC.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
Pursuant to Section 102(d) of Regulation S-T
(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1	Amendment to Contract for Sale (and Delivery) of Forest Products between Blue Ridge Paper Products Inc. and International Paper Company
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002