Form 10-Q
period 2006-09-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2006-11-09
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of common shares outstanding at September 30, 2006 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, September 30, 2006 (unaudited) and December 31, 2005 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended September 30, 2006 and 2005 (unaudited), Nine Months Ended September 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2006 and 2005 (unaudited)

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

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$3,752	$2,110
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,276 and $2,298 in 2006 and 2005, respectively	56,854	56,002
Inventories	51,431	53,988
Prepaid expenses	2,132	1,029
Insurance proceeds receivable	—	291
Income tax receivable	—	50
Deferred tax asset	4,373	4,448
Total current assets	118,542	117,918
Property, plant and equipment, net of accumulated depreciation of $116,340 and $105,253 in 2006 and 2005, respectively	188,406	190,463
Deferred financing costs, net	3,966	5,108
Other assets	57	193
Total assets	$310,971	$313,682
Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of senior debt	$43	$41
Current portion of capital lease obligation	402	595
Accounts payable	43,286	48,917
Accrued expenses and other current liabilities	31,086	33,987
Interest payable	5,698	1,875
Total current liabilities	80,515	85,415
Senior debt, net of current portion	161,555	159,749
Parent Pay-In-Kind (PIK) Senior Subordinated Note	46,424	44,425
Capital lease obligations	707	979
Pension and postretirement benefits	24,341	22,678
Deferred tax liability	4,373	4,448
Other liabilities	1,168	730
Total liabilities	319,083	318,424
Obligation to redeem ESOP shares	28,455	27,716
Obligation to redeem restricted stock units of Parent	1,180	1,631
Commitments and contingencies (See notes)
Stockholders’ equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2006 and 2005, respectively)	—	—
Additional paid-in capital	65,459	64,121
Accumulated deficit	(89,713)	(86,054)
Unearned compensation	—	(25)
Accumulated other comprehensive loss	(4,183)	(4,183)
	(28,437)	(26,141)
Receivable from Parent	(9,310)	(7,948)
Total stockholders’ deficit	(37,747)	(34,089)
Total liabilities and stockholders’ deficit	$310,971	$313,682

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations
Three- and Nine-Month Periods Ended September 30, 2006 and 2005
(Dollars in thousands)
(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2006	2005	2006	2005

Net sales	$145,242	$129,781	$430,205	$383,534
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and insurance recoveries	130,815	117,632	387,316	344,722
Depreciation and amortization	3,760	3,749	10,998	11,486
Flood-related loss and repairs	—	634	—	1,960
Insurance recoveries	—	(257)	—	(357)
Gross profit	10,667	8,023	31,891	25,723
Selling, general and administrative expenses.	8,777	6,110	20,673	16,356
Loss on litigation	—	2,000	—	2,000
Depreciation and amortization	28	427	114	1,289
ESOP expense	—	1,630	1,627	4,892
Operating profit (loss)	1,862	(2,144)	9,477	1,186
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,598)	(4,333)	(13,554)	(12,988)
Amortization of deferred financing costs	(391)	(350)	(1,142)	(1,023)
Government grant income	369	1,436	1,554	3,742
Gain (loss) on equity method investment	2	(1)	6	(1)
	(4,618)	(3,248)	(13,136)	(10,270)
Loss before income taxes	(2,756)	(5,392)	(3,659)	(9,084)

Income taxes	—	—	—	—

Net loss	$(2,756)	$(5,392)	$(3,659)	$(9,084)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:	$(3,659)	$(9,084)
Net loss
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,112	12,775
Compensation expense for Parent restricted stock	25	222
Amortization of deferred financing costs	1,142	1,023
ESOP expense	1,627	4,892
Gain on sale of assets	(6)	(44)
Parent PIK Senior Subordinated Note for interest	3,089	2,828
Changes in operating assets and liabilities:
Accounts receivable, net	(852)	(16,106)
Inventories	2,557	(3,283)
Prepaid expenses	(1,103)	744
Insurance proceeds receivable	291	10,282
Income tax receivable	50	21
Other current assets	—	(36)
Accounts payable	(3,916)	1,889
Accrued expenses and other current liabilities	(2,901)	(857)
Interest payable	2,733	2,822
Pension and postretirement benefits	1,663	1,033
Other assets and liabilities	573	(628)
Net cash provided by operating activities	12,425	8,493
Cash flows used in investing activities:
Additions to property, plant and equipment	(9,066)	(12,739)
Proceeds from sale of property, plant and equipment	17	45
Net cash used in investing activities	(9,049)	(12,694)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(1,362)	(1,254)
Proceeds from borrowings under line of credit	115,515	124,800
Repayment of borrowings under line of credit	(113,677)	(119,530)
Repayments of long-term debt and capital lease obligations	(495)	(477)
Other financing activities	(1,715)	—
Net cash provided by (used in) financing activities	(1,734)	3,539
Net increase (decrease) in cash	1,642	(662)
Cash, beginning of period	2,110	2,466
Cash, end of period	$3,752	$1,804
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $730 and $305 in 2006 and 2005, respectively	$7,766	$7,375
Noncash investing and financing activities:
Conversion of accrued interest to note payable	1,999	1,831
Issuance of restricted stock units	—	333

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods.  Results for the nine months ended September 30, 2006 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The borrowing availability at September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005

Borrowing base	$56,375	$53,629
Credit agreement restriction	(5,000)	(7,500)
Suppressed availability (1)	(1,375)	—
Credit line availability	50,000	46,129
Revolver balance	(35,903)	(34,065)
Letters of credit	(5,691)	(6,519)
Maximum borrowing availability	$8,406	$5,545

(1)             The excess of the value of the assets collateralized over the maximum line of credit after subtracting the credit agreement restriction.

(3)  Inventories

Components of inventory at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Raw materials	$17,029	$17,411
Work in progress	14,837	20,113
Finished goods:
Paper and paperboard	13,388	12,407
Cartons	6,177	4,057
Total	$51,431	$53,988

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

Revolving Credit Facility

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On June 9, 2006, the credit agreement was further amended to reduce the interest and applicable margins by 50 to 75 basis points depending on the level of borrowing.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $35,903 and $34,065 at September 30, 2006 and December 31, 2005, respectively, and letters of credit outstanding as of September 30, 2006 and December 31, 2005 were $5,691 and $6,519, respectively.  The maximum borrowing availability at September 30, 2006 was $8,406, adjusting for the availability restriction described in Note 2 above.  The interest rate on the revolving credit facility at September 30, 2006 and December 31, 2005 was 7.69% and 7.71%, respectively.  This is a blended rate of LIBOR contracts plus margin.

Parent PIK Senior Subordinated Note

Blue Ridge Holding Corp. (the “Parent”) partially financed the acquisition of the Canton System from International Paper Company (formerly Champion International Corporation) with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007.  On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000.  This payment was made on December 17, 2003 with proceeds from the sale of the Notes.  On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes,” which bear substantially the same terms as the original Parent PIK Senior Subordinated Note.  Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company.  However, the Parent will be dependent upon the Company to settle these obligations in their entirety.  In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note would be triggered prior to its maturity.  The entire amount is due on May 14, 2009.

(5)  Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three-month periods and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$414	$370	$1,231	$1,110
Interest cost	283	224	785	672
Expected return on assets	(264)	(225)	(792)	(675)
Amortization of prior service cost	(16)	(13)	(48)	(39)
Amortization of actuarial loss	172	132	408	396
Total net periodic benefits costs	$589	$488	$1,584	$1,464

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost.  The Company estimates its benefits payments in fiscal year 2006 will be approximately $326.  Benefits payments in fiscal year 2005 were $355.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s postretirement medical plan are as follows for the three-month periods and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$118	$163	$354	$489
Interest cost	227	277	681	831
Amortization of prior service cost	(100)	45	(300)	135
Total net periodic benefits costs	$245	$485	$735	$1,455

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

(6)  Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income.  The Company adopted the provisions of SFAS 123R using the prospective method effective January 1, 2006.  As such, there was no accounting effect on any outstanding awards.  Upon adoption of SFAS 123R, the Company has only one share-based payment arrangement as described in the following paragraph.

Certain management employees have received restricted stock awards entitling them to receive the Parent’s restricted common stock units.  These units vest over varying periods from one to five years unless the Parent’s majority stockholder sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately.  Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested and share certificates being issued and not repurchased, to require the Parent to repurchase such fully vested shares of the Parent’s stock underlying the respective restricted stock awards at the then-determined fair value, which is based on an appraisal of the Parent’s common stock performed by an independent valuation specialist.  On June 30, 2006, restricted stock units totaling 230,300 became due to the employees.  These units have a put option during a 90-day period beginning January 1, 2007 if the employee has held their respective share certificate for at least six months.  The Company repurchased 76,483 of the fully vested shares in July 2006 to cover the tax withholding of the employees as allowed by the agreements.  As of September 30, 2006, the Parent had issued and not repurchased a total of 190,355 restricted stock units, net of units canceled, of which all were fully vested.  The obligation to redeem restricted stock units of the Parent was $1,180 at September 30, 2006, which is recorded in temporary equity on the condensed consolidated balance sheet.  The Company records the fair value of the units issued as unearned compensation as a separate component of stockholder’s equity and amortizes them to expense over the vesting periods of the respective units.

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

In June 2006, the FASB issued FAS Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  The accounting provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation establishes a consistent threshold for recognizing current and deferred taxes.  The Company will adopt the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 will not have a material effect on the Company’s financial statements or results of operations.

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status: (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007, for entities with non-publicly traded equity securities as defined by Statement No. 158.  The Company will adopt the provisions of Statement No. 158 in December 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adapting the guidance as a cumulative-effect adjustment to retained earnings. The guidance in SAB 108 is effective for the Company in the fourth quarter of 2006. The Company does not anticipate that the adoption of SAB 108 will have a material effect on its consolidated financial statements.

On September 8, 2006, the FASB released FASB Staff Position (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. The Company does not use the “accrue in advance” method of accounting for planned major maintenance, therefore, the provisions of FSP AUG AIR-1 will have no effect on the Company’s interim financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“Statement 157”), “Fair Value Measurements.” Statement 157 establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements. Statement 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. Statement 157 applies to interim reporting and will be effective for the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the effects of Statement 157 but does not anticipate that it will have a material effect on its consolidated financial statements.

(7) Commitments and Contingencies

(a) Purchase Commitments

The Company has an agreement with International Paper for supply of wood chips through May 2009. The agreement requires minimum volume purchases and deliveries of 815,000 tons of wood chips during each contract year. These chips are supplied by two International Paper facilities in South Carolina and Tennessee and account for approximately 44% of the total Canton mill requirements. As of September 30, 2006, the Company had commitments to purchase wood chips of approximately $72,419 over the remaining term of the agreement. In May 2006, the agreement was amended to discontinue the invoicing of in-transit chips. The agreement states that title will transfer upon delivery at the Canton mill but risk of loss in the event of casualty while in-transit will be the responsibility of the Company.

(b) Labor Agreements

On July 7, 2006, a new labor agreement was ratified between the United Steelworkers International Union (USW) and the Company. The new contract provides for annual increases of 4%, 3% and 3% over the next three years, retroactive to May 14, 2006. In addition, the Company will increase its contribution to the bargaining unit pension plan to maintain benefits at current levels. Modifications to the employees’ healthcare plan were also made, which included eliminating the highest cost and least utilized healthcare plan, and increasing employee contributions toward healthcare.

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

On October 11, 2005, the Company was sued by the same plaintiff group for the same cause of action for the time period August 17, 2005 until the trial date in a lawsuit filed in the Circuit Court for Cocke County, Tennessee. The plaintiffs have limited the claim for damages to $4,900. Although the complaint was designed to maintain state jurisdiction, on January 12, 2006, the Company removed the case to Federal court. On September 19, 2006, the case was remanded back to Tennessee State Court.

On June 6, 2006, the Parent received notices of tax assessment for corporate and franchise tax for tax years 1999 through 2004. The aggregate amount assessed is $806, consisting of $443 in taxes, $97 in interest and $266 in penalties for the full six-year period. The Parent formally protested the tax assessment on July 5, 2006. The Company had not recorded a liability for any amount related to this assessment as of September 30, 2006 because the ultimate loss, if any, associated with the assessment is not probable or estimable.

The Company is subject to litigation that may arise in the normal course of business. In the opinion of management, the Company’s liability, if any, under any pending litigation will not materially impact its financial condition or operations.

(d) Environmental Liabilities

As part of its environmental management program, the Company recognizes obligations for closure of landfills in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company had accrued $1,168 and $730 for the closure of landfills at September 30, 2006 and December 31, 2005, respectively. An engineering study received in March 2006 revealed that the estimated cost to close the landfill had increased by $317. Additionally, the estimated remaining months to fill decreased by 27 months because of increased usage in the landfill due to increased production rates at the Canton mill. The Company has recorded expenses of $92 and $191 in the three-month period and nine-month period ended September 30, 2006, and $26 and $77 in the three-month period and nine-month period ended September 30, 2005 respectively, related to the closure of this landfill.

(8) Other Matters

Flood Losses and Government Grants

In 2004, the Company experienced significant losses related to floods caused by Hurricanes Frances and Ivan. Property damage losses and related repairs and maintenance from these two floods through December 31, 2005 were $25,124. No additional expenses were recorded during the nine-month period ended September 30, 2006 and all recorded insurance recoveries had been collected.

In the wake of these events, the Company was awarded three grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the Town of Canton. The first grant was awarded by FEMA for repairs incurred from the two floods. This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005. The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis. This grant provides for flood control repairs and improvements to the wastewater treatment facilities. The third grant for $485 was awarded under the U.S. Environmental Protection Agency that also provided for flood control repairs and improvements to the wastewater treatment facilities to be paid on a reimbursement basis. The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $369 and $1,554 in the three-month period and nine-month period ended September 30, 2006, respectively. The Company recorded $4,910 as government grant income in the year ended December 31, 2005. Through September 30, 2006, the Company has recognized as income all of the government grants awarded.

Due Diligence Costs

The Company incurred certain due diligence costs including external legal and accounting fees associated with a potential transaction. During the three-month period ended September 30, 2006, the Company changed its estimate regarding the potential outcome of this transaction; therefore, costs and fees in the amount of $2,096 were recorded in selling, general and administrative expenses.

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

Blue Ridge Paper Products Inc.

Three Months Ended September 30, 2006 and 2005

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2006	$60,299	$84,943	—	$145,242
	2005	54,299	75,482	—	129,781

Operating profit (loss)	2006	5,483	5,185	(8,806)	1,862
	2005	5,347	2,676	(10,167)	(2,144)

Depreciation and amortization	2006	2,900	860	28	3,788
	2005	2,906	843	427	4,176

Total assets	2006	202,833	91,044	17,094	310,971
	2005	201,984	95,653	15,006	312,643

Capital expenditures	2006	2,925	888	—	3,813
	2005	6,917	1,088	126	8,131

Blue Ridge Paper Products Inc.

Nine Months Ended September 30, 2006 and 2005

(Dollars in Thousands)

		Paper	Packaging	Corporate	Total

Net sales	2006	$177,033	$253,172	—	$430,205
	2005	158,091	225,443	—	383,534

Operating profit (loss)	2006	16,342	15,549	(22,414)	9,477
	2005	14,793	10,930	(24,537)	1,186

Depreciation and amortization	2006	8,429	2,569	114	11,112
	2005	8,997	2,489	1,289	12,775

Total assets	2006	202,833	91,044	17,094	310,971
	2005	201,984	95,653	15,006	312,643

Capital expenditures	2006	6,973	2,053	40	9,066
	2005	10,200	2,413	126	12,739

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

We reported a net loss of $2.8 million for the third quarter ended September 30, 2006. This compared to a net income of $2.0 million for the second quarter ended June 30, 2006 and a net loss of $5.4 million for the third quarter ended September 30, 2005. Total net sales for the third quarter ended September 30, 2006 were $145.2 million compared to $144.9 million and $129.8 million in the second quarter ended June 30, 2006 and third quarter ended September 30, 2005, respectively.

Our net loss was attributable to an extended scheduled mill maintenance outage and $2.1 million in charges related to an acquisition opportunity that did not materialize. We continued to see significantly improved year-over-year financial performance resulting from strong productivity and improving market conditions.

Uncoated paper shipments totaled 70,829 tons in the third quarter ended September 30, 2006 compared to 70,220 tons in the second quarter ended June 30, 2006. Average pricing in the third quarter ended September 30, 2006 increased 2.2% compared to the second quarter ended June 30, 2006 and 16.0% when compared to the third quarter ended September 30, 2005. Price increases announced in the first quarter ended March 31, 2006 have been substantially implemented.

Packaging segment shipments for the quarter ended September 30, 2006 decreased 3.4% when compared to the second quarter ended June 30, 2006. Shipments decreased compared to the second quarter ended June 30, 2006 due primarily to the seasonality impact from school milk demand. Pricing for the packaging segment for the third quarter ended September 30, 2006 increased 3.0% over the second quarter ended June 30, 2006. During the third quarter ended September 30, 2006, the Company signed a multi-year contract to supply gable-top cartons to a new major premium juice customer.

Raw material costs increased in the third quarter ended September 30, 2006 compared to the second quarter ended June 30, 2006 by approximately $0.7 million. This increase was primarily due to increases in the costs of purchased pulp, wood chips and polyethylene. Recent decreases in energy prices have resulted in lower raw material and transportation costs going into the fourth quarter.

The Canton mill conducted its annual planned hardwood pulp mill maintenance outage in the third quarter ended September 30, 2006. A corresponding planned annual outage was conducted in the pine pulp mill in the second quarter ended June 30, 2006. The cost of the third quarter outage was approximately $3.7 million greater than the second quarter outage due primarily to additional planned work in the recovery boiler area and a planned maintenance outage of 3.5 days on the paperboard machine, both of which did not occur during the second quarter outage.

Through September 30, 2006, we incurred due diligence and legal fees associated with a potential growth opportunity totaling $2.1 million. The transaction was not consummated; therefore, these costs were expensed in the third quarter ended September 30, 2006.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales:
Packaging	$84.9	$75.5	$253.2	$225.4
Paper	60.3	54.3	177.0	158.1
Total	$145.2	$129.8	$430.2	$383.5

Segments’ operating profit:
Packaging	$5.2	$2.7	$15.6	$10.9
Paper	5.5	5.3	16.3	14.8
Total segments’ operating profit, excluding corporate expenses	$10.7	$8.0	$31.9	$25.7

Corporate expenses:	8.8	10.1	22.4	24.5
Total operating profit (loss)	$1.9	$(2.1)	$9.5	$1.2

Percentage of net sales:
Packaging	58.5%	58.2%	58.9%	58.8%
Paper	41.5%	41.8%	41.1%	41.2%
Total	100.0%	100.0%	100.0%	100.0%

Segments’ operating margin:
Packaging segment	6.1%	3.6%	6.2%	4.8%
Paper segment	9.1%	9.8%	9.2%	9.4%
Average margin	7.4%	6.2%	7.4%	6.7%

Shipments (tons):
Packaging segment	69,681	64,404	210,414	194,538
Paper segment	73,737	77,455	226,471	223,636
Total	143,418	141,859	436,885	418,174

Average price ($ per ton):
Packaging segment	$1,218	$1,172	$1,203	$1,159
Paper segment	818	701	782	707
Average price	$1,012	$915	$985	$917

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales.   Net sales for the three-month period ended September 30, 2006, or the 2006 three-month period, increased $15.4 million or 11.9% to $145.2 million compared to $129.8 million for the three-month period ended September 30, 2005, or the 2005 three-month period.

Net sales for our packaging segment for the 2006 three-month period increased $9.4 million or 12.5% to $84.9 million compared to $75.5 million for the 2005 three-month period.  For the 2006 three-month period, our packaging segment sold 69,681 tons of coated and converted paperboard products at an average price of $1,218 per ton, compared to 64,404 tons sold for the 2005 three-month period at an average price of $1,172 per ton.  The increase in packaging segment sales is attributable to an 8.2% increase in volume shipped and a 3.9% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2006 three-month period increased $6.0 million or 11.0% to $60.3 million compared to $54.3 million in the 2005 three-month period.  Net sales volume in our paper segment declined 3,718 tons to 73,737 tons shipped in the 2006 three-month period as compared to 77,455 tons shipped in the 2005 three-month period.  Most of the net sales volume decline was related to reduced sales of non-converted bleached board, which resulted from increased transfers to our packaging division for further converting into value-added products.  All of the increase in revenue for our paper segment in the 2006 three-month period reflects improved pricing for our products.  Average pricing in our paper segment improved to $818 per ton shipped in the 2006 three-month period as compared to $701 per ton shipped in the 2005 three-month period.

Operating Profit.  Total segments’ operating profit increased $2.7 million to $10.7 million in the 2006 three-month period compared to an operating profit of $8.0 million for the 2005 three-month period. As a percentage of sales, total segments’ operating profit increased to 7.4% in the 2006 three-month period from 6.2% in the 2005 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

	Three-Month Period Ended September 30, 2006	Three-Month Period Ended September 30, 2005	Change
Segments’ Operating Profit	$10.7	$8.0	$2.7

Product pricing improvement	$14.9

Productivity improvements	1.9

Outbound transportation costs	(0.5)

Sales of excess NOx credits in 2005	(1.3)

Increased energy costs	(1.3)

Plastic resin costs used at Waynesville coating facility	(2.2)

Increased chemical and other raw material costs	(2.8)

Increased wage and benefit costs	(3.0)

Additional costs to execute semi-annual pulp mill maintenance outage	(2.7)

Other miscellaneous and offsetting items	(0.3)

Total	$2.7

Operating profit for our packaging segment increased $2.5 million or 92.6% in the 2006 three-month period to $5.2 million or 6.1% of packaging segment sales, compared to $2.7 million or 3.6% of packaging segment sales for the 2005 three-month period.  The increase in operating profit for our packaging segment was due primarily to: (i) increased pricing on coated board sales of $1.7 million and on converted carton sales of $5.0 million; (ii) improved productivity of approximately $0.7 million; and (iii) other miscellaneous and offsetting variances totaling $0.3 million.  The increase in packaging segment operating profit in the 2006 three-month period was partially offset by: (i) a $2.2 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $1.5 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; (iii) an increase of $0.2 million in energy costs; (iv) an increase of $0.8 million in costs incurred for wages and benefits; and (v) increased costs for packing materials and outbound transportation costs of $0.5 million.

Operating profit for our paper segment increased $0.2 million in the 2006 three-month period to $5.5 million or 9.1% of paper segment sales, compared to an operating profit of $5.3 million or 9.8% of paper segment sales for the 2005 three-month period.  The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on uncoated paper sales of $8.0 million and on uncoated board sales of $0.2 million; (ii) improved productivity of approximately $1.2 million; and (iii) increased transfer revenue for the rawstock sent to our Waynesville facility of $1.5 million.  The increase in paper segment operating profit in the 2006 three-month period was partially offset by: (i) a $1.1 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $2.5 million increase in the cost of wood chips, chemicals and other primary raw material used at our Canton, North Carolina mill; (iii) the sale of excess NOx credits of approximately $1.3 million in the 2005 three-month period; (iv) a $2.2 million increase in costs incurred for wages and benefits; (v) a $0.3 million increase in outbound transportation costs due primarily to higher fuel costs; (vi) increased costs of $2.7 million to execute our fall pulp mill maintenance outage due to additional scope of work as compared to the semi-annual outage we completed in the 2005 three-month period; and (vii) other miscellaneous and offsetting variances totaling $0.6 million.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased $2.7 million or 44.3% to $8.8 million in the 2006 three-month period compared to $6.1 million for the 2005 three-month period.  The increase in selling, general and administrative expenses for the 2006 three-month period was attributable to increased salary payroll costs of approximately $0.6 million and the incurrence of $2.1 million in due diligence expense in the 2006 three-month period.  Through September 30, 2006, the Company incurred due diligence and legal fees associated with a potential growth opportunity totaling $2.1 million.  The transaction was not consummated; therefore, these costs were expensed in the quarter ended September 30, 2006.

Loss on Litigation.  There was no expense recognized for loss on litigation in the 2006 three-month period; however, we did establish a $2.0 million liability in the 2005 three-month period to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee.  The demand for damages by the class participants totaled approximately $22.5 million.  On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded.  We have appealed this verdict to the Tennessee appellate court.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing decreased $0.4 million or 100% to $0.0 million in the 2006 three-month compared to $0.4 million in the 2005 three-month period.  The drop in depreciation expense relates primarily to the completion of depreciation on system-related assets purchased in prior years.

ESOP Expense.  ESOP expense decreased $1.6 million or 100.0% to $0.0 million in 2006 three-month period compared to $1.6 million in the 2005 three-month period.  The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP.  The amount of the ESOP expense varies with the value of the shares of our parent’s common stock, which is determined by an independent valuation specialist at the end of each year.  The decrease in the 2006 three-month period reflects the decline in annual valuation of the shares of our Parent’s common stock to $6.20 per share in fiscal year 2006 compared to $9.06 in fiscal year 2005 as well as the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006.  Going forward, one more valuation adjustment will be recorded in the fourth quarter of 2006.  Following that adjustment, we should no longer incur ESOP expense.

Interest and Amortization Expenses.   Interest and amortization expenses increased $0.3 million to $5.0 million for the 2006 three-month period compared to $4.7 million for 2005 three-month period.  This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as increased amounts outstanding on our Parent PIK Senior Subordinated Note.

Government Grant Income.  Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in 2004.  In the 2006 three-month period, we recognized government grant income of $0.4 million as compared to $1.4 million in the 2005 period.  The grant is being used to repair and more permanently protect our wastewater facility, which also serves the Town of Canton, North Carolina.  As of the end of the 2006 three-month period, we have recorded income for all grants awarded to date.

Income Tax Expense.  There was no income tax expense recorded in either the 2006 three-month period or 2005 three-month period.  This was due to our year-to-date net losses as of September 30, 2006 and 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales.  Net sales for the nine months ended September 30, 2006, or the 2006 nine-month period, increased to $430.2 million or 12.2% compared to $383.5 million for the nine months ended September 30, 2005, or the 2005 nine-month period.  This increase in total revenue is attributable to an increase in the average weighted revenue per ton shipped to $985 per ton in the 2006 nine-month period from $917 per ton in the 2005 nine-month period as well as an increase in the total volume of products shipped.  The increase in average revenue per ton sold resulted primarily from continued improvement pricing in all four of our major grade lines: paper, uncoated board, coated board and cartons.  The increase in average weighted revenue per unit sold resulted in an approximate $29.7 million increase in total revenue in the 2006 nine-month period as compared to the 2005 nine-month period.  Total sales volume increased by 18,711 tons or 4.5% to 436,885 tons in the 2006 nine-month period compared to 418,174 tons for the 2005 nine-month period.

Net sales for our packaging segment for the 2006 nine-month period increased $27.8 million or 12.3% to $253.2 million compared to $225.4 million for the 2005 nine-month period.  The increase in net sales is attributable to: (i) an average net sales price per ton increase of 9.4% for cartons and 5.9% for non-converted coated paperboard in the 2006 nine-month period compared to the 2005 nine-month period; and (ii) a 24.9% increase in volume of our non-converted coated paperboard shipments in the 2006 nine-month period as compared to the 2005 nine-month period.  The increase in net sales was partially offset by a decrease in shipment volume for our converted cartons of 7.0% in the 2006 nine-month period as compared to the 2005 nine-month period.

Sales for our paper segment for the 2006 nine-month period have increased by $18.9 million or 12.0% to $177.0 million compared to $158.1 million for the 2005 nine-month period.  This increase was attributable to an improvement in our average net sales price per ton for our products sold as well as increased shipment volume.  Our average net sales price per ton increased 10.7% for our paper grades and 6.6% for uncoated paperboard in the 2006 nine-month period as compared to the 2005 nine-month period.  Total segment outside shipment volume increased 2,835 tons or 1.3% to 226,471 tons in the 2006 nine-month period as compared to 223,636 tons in the 2005 nine-month period.  The increase in the paper segment shipment volume reflects improved productivity at our Canton, North Carolina manufacturing facility.  This improved productivity also enabled us to increase transfers of uncoated board to our packaging division for further value-added converting.

Operating Profit.  Total segments’ operating profit increased $6.2 million to $31.9 million in the 2006 nine-month period compared to an operating profit of $25.7 million for the 2005 nine-month period. As a percentage of sales, total segments’ operating profit increased to 7.4% in the 2006 nine-month period from 6.7% in the 2005 nine-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

	Nine-Month Period Ended September 30, 2006	Nine-Month Period Ended September 30, 2005	Change
Segments’ Operating Profit	$31.9	$25.7	$6.2

Product pricing improvement	$35.4

Net flood impact in 2005	2.0

Productivity improvements	4.5

Increased wage and benefit costs	(6.9)

Outbound transportation costs	(1.5)

Increased wood and purchased fiber costs	(5.1)

Major raw material costs (plastic resin, chemicals and packing materials)	(10.2)

Additional costs to execute semi-annual pulp mill outages	(2.3)

Change in inventory valuation	(1.3)

Increased energy costs	(4.6)

Sales of excess NOx credits in 2005	(2.2)

Other miscellaneous and offsetting items	(1.6)

Total	$6.2

Operating profit for our packaging segment in the 2006 nine-month period increased $4.7 million to $15.6 million compared to $10.9 million for the 2005 nine-month period.  The increase was primarily due to increases in the average net selling prices for coated paperboard and carton products of 9.4% and 5.9%, respectively, compared to the 2005 nine-month period, adding $18.7 million to revenues and operating profit for the 2006 nine-month period as compared to the 2005 nine-month period.  In addition, other miscellaneous and offsetting items totaling $0.3 million added to operating profit for the 2006 nine-month period.  The increase in packaging segment operating profit in the 2006 nine-month period was partially offset by: (i) a $3.7 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) reduced productivity for the segment of approximately $0.2 million and centered in our carton manufacturing volume, reflecting lower converted carton demand; (iii) a $3.7 million increase in our wage and benefits costs; (iv) increased transfer cost of rawstock paperboard of $4.3 million; (v) increased energy costs of $0.6 million;

(vi) impact of change in inventory valuation in the 2005 nine-month period of $0.9 million; (vii) a $0.1 million increase in outbound transportation costs due primarily to higher fuel costs; and (viii) increased costs for miscellaneous raw materials of $0.8 million.

Operating profit for our paper segment increased $1.5 million in the 2006 nine-month period to $16.3 million as compared to $14.8 million for the 2005 nine-month period.  The increase in operating profit for our paper segment was due primarily to: (i) increased pricing on paper sales of $16.2 million and on uncoated board sales of $0.5 million; (ii) an approximate $4.7 million from improved productivity; (iii) increased transfer cost for the rawstock sent to our Waynesville facility of $4.3 million; and (iv) flood losses, net of insurance proceeds, of $2.0 million incurred in the 2005 nine-month period.  The increase in paper segment operating profit in the 2006 nine-month period was partially offset by: (i) a $4.0 million increase in purchase costs of fuels and electricity consumed at our Canton, North Carolina mill; (ii) a $1.4 million increase in outbound transportation costs due primarily to higher fuel costs; (iii) a $4.3 million increase in the cost of wood chips, our primary raw material at our Canton, North Carolina mill; (iv) an approximate $6.5 million increase in cost of chemicals and packing materials utilized in our manufacturing process; (v) increased wage and benefits costs of $3.2 million; (vi) the sale of excess NOx credits of approximately $2.2 million in the 2005 nine-month period; (vii) impact of change in inventory valuation in the 2005 nine-month period of $0.4 million; (viii) increased costs of $2.3 million to execute our two semi-annual pulp mill maintenance outages in the 2006 nine-month period due to additional scope of work as compared to the outages conducted in the 2005 nine-month period;  and (ix) other miscellaneous and offsetting variances totaling $1.9 million.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses increased $4.3 million or 26.2% to $20.7 million in the 2006 nine-month period compared to $16.4 million for the 2005 nine-month period.  The increase in selling, general and administrative expenses for the 2006 nine-month period was primarily attributable to: (i) reduction of a $0.5 million environmental reserve in the 2005 nine-month period; (ii) increased salary payroll costs of approximately $0.8 million primarily related to merit adjustments and management incentive payments;  (iii) a $0.7 million reversal in the 2005 nine-month period of severance reserves related to the completed closure of our Fort Worth, Texas DairyPak facility and other miscellaneous severance transactions; (iv) the incurrence of $2.1 million in due diligence expenses in 2006; and (v) other miscellaneous and offsetting variance totaling $0.2 million.

Loss on Litigation.  There was no expense recognized for loss on litigation in the 2006 nine-month period; however, we did establish a $2.0 million liability in the 2005 nine-month period to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee.  The demand for damages by the class participants totaled approximately $22.5 million.  On August 17, 2005, a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages with no punitive damages being awarded.  We have appealed this verdict to the Tennessee appellate court.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing decreased $1.2 million to $0.1 million in the 2006 nine-month compared to $1.3 million in the 2005 nine-month period.  The drop in depreciation expense relates primarily to the completion of depreciation on system-related assets purchased in prior years.

ESOP Expense.  ESOP expense decreased $3.3 million or 67.3% to $1.6 million in 2006 nine-month period compared to $4.9 million in the 2005 nine-month period.  The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP.  The amount of the ESOP expense varies with the value of the shares of our Parent’s common stock, which is determined by an independent valuation specialist at the end of each year.  The decrease in the 2006 nine-month period reflects the decline in annual valuation of the shares of our Parent’s common stock to $6.20 per share in fiscal year 2006 compared to $9.06 in fiscal year 2005 as well as the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006.  Going forward, one more valuation adjustment will be recorded in the fourth quarter of 2006.  Following that adjustment, we should no longer incur ESOP expense.

Interest and Amortization Expenses.   Interest and amortization expenses increased $0.7 million to $14.7 million for the 2006 nine-month period compared to $14.0 million for the 2005 nine-month period.  This increase is due primarily to an increased borrowing level and increased interest rate on our revolving line of credit as well as increased amounts outstanding on our Parent PIK Senior Subordinated Note.

Government Grant Income.  Flood prevention activities continue at our Canton, North Carolina mill following the flood damage incurred at the mill in the 2004.  In the 2006 nine-month period, we recognized government grant income totaling approximately $1.6 million compared to $3.7 million in the 2005 nine-month period.  The grants are being used to repair and more permanently protect our wastewater treatment facility, which also serves the Town of Canton, North Carolina.  As of the end of the 2006 nine-month period, we have recorded income for all grants awarded to date.

Income Tax Expense.  There was no income tax expense recorded in either the 2006 nine-month period or 2005 nine-month period since we had a year-to-date net loss in both of the periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs.  Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at September 30, 2006 was $162.7 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of fiscal year 2006 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.  In December 2003, we issued $125.0 million of the Notes in a private offering.  Proceeds from issuance of the Notes were used to repay our Term Loans A and B and our then existing revolving credit facility under the 1999 credit agreement.  In addition, we paid $7.0 million on the Parent PIK Subordinated Note.  We entered into a $45.0 million revolving credit facility in December 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million.  On June 9, 2006, the credit agreement was further amended to reduce the interest and applicable margins by 50 to 75 basis points depending on level of borrowing.  The maximum borrowing availability at September 30, 2006 and December 31, 2005 was $8.4 million and $5.5 million, respectively.  Adding the maximum borrowing availability to the cash on hand increases our total liquidity to $12.2 million and $7.7 million at September 30, 2006 and December 31, 2005, respectively.  The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $5.0 million (as amended March 15, 2006).  If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered.  As of September 30, 2006, we had a covenant availability of $14.8 million, which is $9.8 million in excess of the required minimum of $5.0 million.  This availability includes $1.4 million of suppressed availability.  Covenant availability is defined as borrowing base less outstanding revolver and letters of credit.

Summary of Cash Flow ($ in millions):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$12.4	$8.5
Net cash used in investing activities	(9.1)	(12.7)
Net cash provided by (used in) financing activities	(1.7)	3.5
Net increase (decrease) in cash	$1.6	$(0.7)
Cash balance	$3.8	$1.8

The cash provided by operations was $12.4 million for the 2006 nine-month period.  The improvement in cash provided by operations when compared to the 2005 nine-month period was attributable to the decreased loss discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as changes in working capital as reflected in the condensed consolidated statements of cash flows included elsewhere in this quarterly report on Form 10-Q.

The cash used in investing activities for the 2006 nine-month period was $9.1 million.  Capital spending for the 2006 nine-month period was $9.1 million of which $1.6 million was reimbursed by government grants.  For the fiscal year ending December 31, 2006, we currently estimate that our capital spending will be approximately $12.2 million of which $1.6 million will be offset by government grants.

Net cash used in financing activities was $1.7 million for the 2006 nine-month period, which is primarily attributable to net borrowings on our revolving line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We manage interest cost using a combination of fixed and variable rate debt.  As of September 30, 2006, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest.  As of September 30, 2006, approximately $35.9 million was outstanding under our working capital credit facility consisting of short-term interest rates of 0.25% over Applicable Revolver Index Margin and 2.00% over Applicable Revolver Libor Margin, as defined in the Credit Agreement dated as of December 17, 2003.  Our working capital facility offers two options for interest rates:  Applicable Revolver Libor Margin ranging from 2.25% - 2.75% or Applicable Revolver Index Margin ranging from 0.50% - 1.00%.  These rates were amended June 9, 2006 to reduce interest of Applicable Revolver Libor Margin to 1.50% - 2.00% and Applicable Revolver Index Margin to 0.00% - 0.25%.  The rate is based on revolver availability.  At the end of September 2006, we were at the high point of the interest rate grid for Libor and Index Margins.  In addition, as of September 30, 2006, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company is in compliance with Rule 13a-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as disclosed in our quarterly report on Form 10-Q ended June 30, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

10.1 United Steelworkers International Union Labor Agreement with Blue Ridge Paper Products Inc.

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date:  November 9, 2006

/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX
TO
FORM 10-Q
OF
BLUE RIDGE PAPER PRODUCTS INC.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
Pursuant to Section 102(d) of Regulation S-T
(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1                           United Steelworkers International Union Labor Agreement with Blue Ridge Paper Products Inc.

31.1                           Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2                           Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002