Form 10-K
period 2006-12-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2007-03-16
CIK 1284293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Registration Number:  333-114032

BLUE RIDGE PAPER PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2136509
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   1,000 shares of common stock as of March 16, 2007.

Documents incorporated by reference:   None

PART I

ITEM 1.  BUSINESS

Our Company

Blue Ridge Paper Products Inc. (“we,” “us” or “the Company”) is a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.  We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens.  Our products also include polymer-coated bleached paperboard (including cup stock), envelope paper, specialty and offset printing paper and uncoated bleached paperboard.  Our customers include leading juice and dairy producers, consumer products companies, ovenable paperboard and cup manufacturers, envelope manufacturers, printers and distributors.  We believe we produce high-quality products and provide a high level of customer service and technical support.

We own and operate a pulp and paper mill, an extrusion polymer coating facility and four packaging plants.  In 2006, our pulp and paper mill in Canton, North Carolina produced an aggregate of approximately 593,960 tons of paper and paperboard.  Our Canton mill consists of a hardwood pulp mill, a softwood pulp mill, three paper machines, one paperboard machine, a wastewater treatment facility, power generation facilities, a landfill and a lake.  The Canton mill typically supplies 100% of the paperboard utilized by our extrusion facility (polymer coating and laminating), which is located less than ten miles from the Canton mill in Waynesville, North Carolina.  Our extrusion facility supplies third-party users of coated paperboard and our four DairyPak® gable top packaging plants, which are strategically located near our major food processing customers.  To better serve our customers, we have a product development department that has developed a number of new processes and products, some of which are patented.  In 2006, we generated net sales of $570.6 million.

Our business is comprised of two segments, packaging and paper.

Packaging Segment.  In 2006, our packaging segment generated net sales of $334.5 million, or approximately 59% of our total net sales, and sold approximately 275,260 tons of polymer-coated paperboard and converted packaging.  In 2006, 50.1% of our coated paperboard produced at the Waynesville extrusion facility was converted at our DairyPak facilities into gable top cartons.  The remaining coated paperboard was sold to third parties for the production of ovenable food trays, paper cups and other coated packaging.  We believe the categories of the packaging market we supply have historically been less cyclical than the general market and characterized by long-standing customer relationships, long-term contracts and relatively stable pricing.

Paper Segment.  In 2006, our paper segment generated net sales of $236.1 million, or approximately 41% of our total net sales, and sold approximately 299,885 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard.  Due to our flexible production capabilities, we are able to produce specialty and commodity papers in a broad range of grades, weights and colors, and with specialized properties.  We also have the ability to change our production quickly to produce both large and small batch orders in response to customer demands.

Industry Overview

We believe that since 2000, there has been a significant consolidation in the uncoated freesheet paper industry.  According to Resource Information Systems, Inc., or RISI, uncoated freesheet paper annual production capacity in 2006 in North America was approximately 14.8% below 2000 capacity.  The reductions in domestic capacity since 2000 have been the first significant reduction in domestic capacity since 1980.  Furthermore, there have been no announced plans within the industry to expand domestic capacity in the near future.  We believe that this reduction in capacity has improved the supply versus demand relationship in the industry and should result in more price stability in the near future.

Coated Bleached Paperboard.  Bleached paperboard is initially produced in large rolls and subsequently coated with either clay or polymers.  After coating, paperboard is typically sold to converters for use in the production of end-user packaging.  According to RISI, total U.S. production in 2006 for bleached paperboard was approximately 5.7 million tons, representing an average operating rate of 97.3% of capacity.  According to RISI, bleached paperboard is typically used for: (i) food service, such as cup stock and tray stock (approximately 1.4 million tons produced in 2006); (ii) liquid packaging, including gable top cartons used for juice, milk, specialty liquids and certain snacks (approximately 1.1 million tons produced in 2006); (iii) folding cartons, poster board and cosmetics packaging (approximately 2.9 million tons produced in 2006); and (iv) other items.  We compete in the food service and liquid packaging categories utilizing polymer coatings.  The United States has historically been a net exporter of bleached paperboard.  Based on historical data from RISI, total U.S. bleached paperboard production has been relatively stable since 1995.

Paper.  U.S. uncoated freesheet paper capacity totaled approximately 13.2 million tons in 2006.  We compete in the following three categories in the uncoated freesheet market (which together totaled approximately 6.5 million tons of U.S. demand in 2006): (i) envelope paper, (ii) specialty papers and (iii) offset printing paper.  Envelope paper is sold to envelope converters that process rolls into envelopes.  Our specialty paper category primarily consists of specialty envelope paper, colored paper, business forms, business reply cards and packaging papers, as well as products for other niche categories.  Our offset printing paper category consists of papers utilized for commercial printing applications such as books, newsletters, brochures, manuals and inserts.  RISI projects the annual average price for 50-pound offset printing paper to increase 1.7% in 2007 over the annual average price for 2006.  In addition, RISI has projected U.S. uncoated freesheet paper consumption to decrease at an average annual rate of approximately 0.1% through 2021.

Business Strengths

Stable Cost Structure and Significant Operating Leverage.  We believe our relatively stable cost structure and our cost reduction programs, which allowed us to operate through the recent environment of lower demand and reduced prices, have improved our ability to capitalize on demand and pricing recovery in our markets.  During the past five years, we have reduced our operating costs, consolidated our manufacturing facilities by closing our Morristown, New Jersey and Fort Worth, Texas facilities and implemented new accounting and management information systems to enable us to manage our business with less cost.  In addition, the combination of our integrated pulp and paper mill, extrusion facility and converting operations, together with our relatively stable cost structure, provides us with significant operating leverage.  The costs of each of the three largest components of our cost of goods sold (labor, wood chips and energy) generally do not vary with increases in the price of paper.  Our primary labor agreement expires in May 2009.  We currently purchase approximately 60% of our wood chip requirements under written contract with 44% of our wood chips purchased under a single contract that expires in May 2009 with a five-year renewal option. One contract accounting for approximately 14% expires in May 2008.  Of the remaining 40%, approximately 30% is purchased from three suppliers with whom we have long-term verbal agreements and 10% representing residual chips (saw dust, chips, etc.) is purchased from local sawmills that are delivered on an irregular basis.  We also produce all of our steam and approximately 58% of our electrical power for the Canton mill, and we utilize coal and byproducts as our primary fuel rather than natural gas or oil.  In addition, we produce approximately 92% of our total pulp requirements and all of the paperboard required by our extrusion facility.  As a result, our pulp and paperboard costs are significantly lower and more stable than the cost of purchasing pulp or paperboard from third parties.  We expect our operating results will benefit from future increases in paper and paperboard prices.

Market Leader in Gable Top Cartons and Ovenable Paperboard.  We believe we are a leading North American producer of gable top cartons used for packaging juice, milk and other products and of ovenable paperboard used for heating packaged foods in microwave and conventional ovens.  In addition, we have strong customer relationships and long-term contracts in our packaging segment.  Gable top cartons and ovenable paperboard products are primarily used in the food and beverage industries, which historically have been less cyclical than the general market with relatively stable pricing.  The relatively stable demand for these products enhances our ability to maximize operating efficiencies and margins.  In 2006, converted products, including gable top cartons, multi-pack sleeves and ice cream bottoms accounted for approximately 60.8% of the packaging division’s sales.

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

Long-Term Contracts.  A majority of our sales within our packaging segment and approximately 59% of our DairyPak sales are subject to multi-year contracts, ranging from one to five years. Other contracts are currently being negotiated for an additional 19%.  In addition, we have stable, long-standing relationships with many of our largest customers.  Most of our 20 largest customers have purchased products from us for over ten years.  Our principal customers include leading juice and dairy producers, paperboard and envelope converters, printers and paper distributors, including Dean Foods, Prairie Farms, Procter & Gamble, Pactiv, Solo and MeadWestvaco.

Valuable and Modernized Asset Base.  We have a valuable asset base with a net book value of plant, property and equipment as of December 31, 2006 of $190.8 million.  Our plant and property consists of six owned and operated production facilities—our Canton mill, our Waynesville extrusion facility and our four DairyPak facilities.  Our facilities have been modernized and are currently environmentally compliant, in large part due to the significant capital invested in our facilities over the past 14 years.  From 1990 to 1998, the previous owner of our facilities invested approximately $458.0 million in capital expenditures at our Canton mill.  From the date of our inception in 1999 through 2006, we have spent an additional $160.2 million in additional capital projects.  These capital improvements have increased our efficiency, improved our product quality, reduced unscheduled downtime and enabled us to comply with stringent environmental regulations.

Significant Barriers to Entry.  It is difficult and expensive for new competitors to enter our industry.  Entry barriers include significant capital requirements, difficulty in obtaining permits, patented technologies and existing customer relationships.  We do not believe that a new greenfield bleached kraft pulp mill has been built in the United States for over 15 years.  In addition, our extrusion process is highly engineered, our barrier products are protected by patents and we have stable, long-standing relationships with many of our largest customers.

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

Optimize Product Mix.  We intend to increase our revenue and operating margins by increasing sales of our higher-margin, value-added, converted packaging products.  We also intend to further expand our sales of higher-margin specialty paper and paperboard products and envelopes, while reducing our sales of lower-margin offset printing paper.  DairyPak sales of premium, high-definition graphic liquid packaging products have increased from 15% of our total converted packaging sales volume in 1999 to 40% in 2006.  In 2006, we significantly increased our three- and four-color flexographic capabilities to better serve the school milk market.  Since 2000, our sales of specialty paper products have increased from 17% of our total paper segment sales to 29% in 2006.

Develop New Product Lines.  We continually strive to develop new, innovative products, particularly within our packaging segment.  We have introduced products for new and existing applications and improved our color printing technology and capabilities.  We work closely with our customers’ design teams to address their various design and product needs.  We also have developed patented barriers that improve vitamin and flavor retention and extend the shelf life of products.  Currently, these products are used primarily in the domestic liquid packaging market and we intend to expand the application of these products into international liquid packaging and domestic dry goods.  We own rights to 17 U.S. and foreign patents and currently are in the process of applying for seven additional patents.

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

Our Waynesville extrusion facility typically receives all of the bleached paperboard used in its production from our Canton mill.  Once paperboard has been coated in Waynesville, 50.1% is sent to our four DairyPak converting facilities, with the remainder sold to third parties for the production of ovenable paperboard, cup stock and other paperboard products.

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

Cup Stock Paperboard

We sell a full line of paperboard cup stock for hot beverages (one-sided polymer coating) and paperboard cup stock for cold beverages (two-sided polymer coating) in rolls directly to converters for disposable food service products.  These converters then print, cut and form disposable paper containers that are used as drinking cups for hot and cold beverages.  Our stock is sold in rolls of multiple widths and diameters.  In general, we produce cup stock for two types of cups—standard and promotional.  The standard cup product is functionally driven.  A standard cup product typically utilizes a simple image or easily recognizable product name, such as the name of a quick service restaurant.  The promotional cup is considered a value-added product and is used to promote a brand name or image.

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

Envelope Paper

Envelope paper buyers consist primarily of envelope converters which process the uncoated freesheet paper into envelopes.  We believe that we have a strong reputation in the envelope paper category and we offer envelope converters a broad line of standard and custom products, each of which is designed for optimal performance in the converting and insertion process.  Our product types are available in a wide variety of weights, surface finishes, colors, recycle fiber content and brightness.  Our envelope papers are used by envelope converters in multiple applications, including standard first-class mail, direct advertising mail, heavier weight mailings, special applications demanding more color and higher-end quality envelope paper.  Our envelope papers are produced under a variety of trademarks, including Rapier®, Rapier W™, Seasons®, Suntan Kraft® and Granite™.

Specialty Paper

We produce paper for several specialty categories.  Our specialty paper products are comprised of two groups: writings and packaging.  The writings group customers consist of printers and converters that produce specialty envelope products, specialty pre-printed types of business forms and specialty printing applications.  The packaging group customers consist of converting applications for industrial uses and multiple coating processes—extrusion, thermal and wax.

Offset Printing Paper

Offset printing paper generally refers to commodity printing and is primarily used for commercial printing applications in books, newsletters, brochures, manuals and inserts.  We currently offer a broad range of standard white and colored offset printing papers under the trademark Skyland® to merchants serving commercial printers.  Our offset printing paper products consist of smooth and vellum finishes in a basis weight range of 40 to 70 pounds.  Commercial printers generally run offset printing paper on high-speed printing presses utilizing a wide range of inks.  We believe our offset printing paper offers commercial printers consistent and reliable performance on these high-speed printing presses.

Uncoated Paperboard

A small portion of uncoated paperboard produced at our Canton mill is sold directly to third parties in the uncoated paperboard market, primarily for food service disposable end products such as disposable lunch boxes, food trays and wax cups.

Manufacturing

The Canton Mill

Our Canton, North Carolina mill is a vertically integrated pulp and paper manufacturing complex with an aggregate annual paperboard and paper capacity in excess of 593,966 tons.  Our mill complex is a 1.9 million square foot facility in close proximity to major interstates and railroads, with a rail spur that runs directly into the mill.  We produce a wide variety of paperboard and paper at our mill, including liquid packaging paperboard, disposable cup paperboard, ovenable paperboard, envelope paper, specialty paper and offset printing paper.

We produce most of the bleached kraft pulp needed in our mill through our modern bleaching plants, with a small balance of required pulp purchased through supply contracts.

We operate a Bleach Filtrate Recycle, or BFR, Process at the Canton mill.  This process enables us to re-use and recycle water that we would otherwise be forced to discharge.  In recognition of our environmental achievements, we became a charter member of the U.S. Environmental Protection Agency’s National Environmental Achievement Track.  The award cites our efforts to ensure sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

Pulp is produced by the kraft process.  Wood chips are cooked under high pressure and temperature with a chemical mixture in digesters, essentially large pressure cookers, to produce pulp.  The pulp is then washed and bleached over several stages to produce white pulp for the paper and paperboard.  As part of the mill upgrade in 1993, a new softwood pulp bleaching plant was built and a hardwood pulp bleaching plant was rebuilt, for an aggregate capital cost of approximately $289.0 million.  These modern bleaching plants produce approximately 516,305 tons of bleached pulp annually, which accounts for approximately 92% of our annual requirement, with the balance purchased from third-party suppliers at market prices.

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

Since 1990, both we and the predecessor owner of the mill have expended substantial capital investment to upgrade and modernize the Canton facility, resulting in more efficient and economic production of higher quality paperboard and paper.  Our mill includes a hardwood pulp mill, a softwood pulp mill, a power generation plant, three paper machines and one paperboard machine.

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

The Waynesville facility typically receives all of its paperboard from our mill.  At Waynesville, we produce value-added paperboard products that are primarily marketed to domestic and international processed food packaging and food service industries.  In 2006, 50.1% of our extrusion paperboard was sent to our four DairyPak facilities for conversion into gable top cartons, with the remainder sold to third parties for the production of ovenable trays, disposable cups and other types of packaging.  Our products are engineered with barrier properties for demanding end-use products such as juice beverages and fabric softeners.  These patented barrier structured products are sold under a variety of trade names.

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

In December 2003, we entered into a packaging alliance with Italpack Cartons S.r.l., an entity organized under the laws of Italy, to produce gable top cartons for the European, African and Middle Eastern markets.  As part of the alliance, we supply all of the paperboard and technical support.  Italpack produces and distributes the packaging to customers.  In conjunction with our agreement with Italpack, we are permitted to designate one director to serve on Italpack’s board of directors.

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

Sales and Customer Support

Packaging Segment

At our Waynesville facility, our sales group markets and sells our coated paperboard rolls directly to converters and also maintains various broker channels.  In addition to sales support, we provide our customers with technical and problem-solving services.

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

Competition

Packaging Segment

Our gable top cartons compete with alternative packaging formats, including plastic bottles made from high density polyethylene (HDPE) and polyester terephthalate (PET); aseptic cartons made from seven or more layers of plastics, paperboard and aluminum foil; and flexible pouches made from multiple layers of plastic films.  The plastic bottle suppliers are very fragmented with bottles being supplied on a local basis.  Companies supplying plastic bottles to dairy and juice producers include Graham Packaging Co., Plastipak Packaging and Consolidated Container Co. and others including some dairies who blow mold their own plastic bottles.  TetraPak is the primary supplier of aseptic cartons and DuPont is the primary supplier of pouches for school milk.  Plastic bottles have been introduced to the school milk market as a “new” package.  However, as petroleum-based resin prices increase in volatility, several school districts have returned to gable top cartons because of gable top carton’s more favorable economics.

Bleached paperboard is manufactured by eight major suppliers in the United States, two in Canada and numerous international producers.  With respect to our gable top cartons, we compete predominantly in the United States with Evergreen Packaging, TetraPak and Elopak.  Evergreen Packaging is a newly formed company resulting from the sale of International Paper’s Beverage Packaging Division.  With respect to our coated paperboard, we compete predominantly with MeadWestvaco Corporation, Georgia Pacific Corporation, Potlatch Corporation, International Paper Company and Smurfit Stone Container Corporation.  Volatility in currency rates can have a significant impact on the profitability of the export liquid packaging markets.  Generally, we quote our prices in U.S. dollars, thereby mitigating our currency exchange risk.

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

Major Customers

Our customer base is comprised of leading beverage companies, dairies, cup stock converters and envelope manufacturers.  Since our inception, we have worked to diversify our customer base.  Our ten largest customers represented 38.7%, 44.9%, and 42.9% of our total net sales in 2006, 2005 and 2004, respectively.

Employees and Labor Relations

As of December 31, 2006, we employed 2,008 active employees.  Approximately 74% of our employees are represented by the United Steel Workers International Union, or USW.  Employees working at our Richmond facility (approximately 6% of our employees) are represented by the Bellwood Printing Pressmen, Assistants and Specialty Workers Union.  Approximately 20% of our employees are not represented by unions.  A new, three-year master labor agreement with the USW, along with a supplemental agreement for each of our covered manufacturing facilities, was ratified on July 7, 2006.  These agreements expire on May 13, 2009.  The Richmond labor agreement expires October 31, 2008.

All of our facilities are situated in areas where adequate labor pools exist.  In particular, at our Canton and Waynesville facilities, competition for labor is currently negligible since we are one of the largest local employers and our pay scale currently exceeds market rates for the region.  Competition for labor is more pronounced in our various DairyPak facilities, especially in the more populous areas that offer a larger selection of employment opportunities.  Multiple initiatives are under way to improve our ability to recruit and retain employees in these areas.

All of our facilities have active health and safety programs in place.  We have not experienced any work stoppages or significant labor disputes and we consider relations with all our employees, whether organized or not, to be good.  In addition, we believe our Employee Stock Ownership Plan, or ESOP, as described below, helps to give our employees a financial interest in our growth and profitability.  The establishment of gainsharing programs also reward employees for making gains in operational factors over which they have control, further motivating them to achieve our goals.

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

Patents

We own rights to 17 U.S. and foreign patents, with seven patent applications currently pending.  Most of our patents relate to products in our packaging segment and, in particular, our gable top cartons market.

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

In early 1998, the U.S. Environmental Protection Agency, or the EPA, published the “Cluster Rules” applicable specifically to the pulp and paper industry, which implemented certain provisions of the Clean Air Act and Clean Water Act.  These extensive regulations govern both air emissions and water discharges from pulp and paper mills, and impose certain regulatory requirements and standards.  As recently as January 2001, the EPA issued a new air regulation under the umbrella of the Cluster Rules.  The predecessor owner of the Canton mill, Champion International Corporation, invested over $458.0 million to modernize the Canton mill between 1990 and 1997, including a substantial investment to reduce air and water emissions, before the promulgation of the Cluster Rules.  In 2006, we completed an upgrade to our boilers to comply with nitrogen oxide, or NOx, gas emission regulations under the North Carolina NOx SIP (State Implementation Plan) Call.  Over five years, we have spent $7.4 million on this project and no additional spending is expected.  The EPA has also developed certain standards for reducing emissions of hazardous air pollutants from specified categories of industrial processes with emissions over certain regulatory threshold levels, known as Maximum Achievable Control Technology I and II, or MACT I and II.  As of December 31, 2006, we have spent $7.1 million to install control technology for the collection and treatment of high volume/low concentration gases required under MACT I.  An additional $1.0 million will be spent in 2007 to meet compliance with this rule by the effective date of April 16, 2007.

The Canton mill is currently operating under a permit from the North Carolina, National Pollutant Discharge Elimination System, or NPDES.  It is anticipated this permit will be renewed in 2007.  On September 14, 2004, the EPA promulgated the Industrial Boiler MACT, or IB MACT, with a compliance date of September 2007.  We operate five emission units that are subject to IB MACT, with a compliance date of September 2007.  No significant capital is expected to be required to comply.  At this time, we do not anticipate that any of the above compliance matters will have a material adverse effect on our financial position or results of operation.

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

We maintain an active landfill at our Canton mill, which was purchased from Champion International Corporation (subsequently acquired by International Paper Company) as part of our acquisition of assets in May 1999.  We have incurred, and will continue to incur, expenses associated with the closing and capping of portions of the landfill.  In 2007, the capital plan allocates $0.5 million for landfill expansion and engineering.  In addition, although not currently anticipated, if groundwater remediation is required in connection with the landfill closure, depending on when the requirement for such remediation becomes applicable, we may share responsibility for such remediation expenses with International Paper on a specified percentage basis under our agreement with International Paper.

We operate a BFR Process at the Canton mill.  This process affords us the ability to reuse and recycle water that we would otherwise be forced to discharge into the Pigeon River, upon which the Canton mill is located.  In recognition of our environmental achievements, we became a charter member of the EPA’s National Environmental Achievement Track.  The award cites our sound environmental management, continuous improvement, public outreach and sustained environmental compliance.

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

•                  our anticipated capital expenditures in each of the next three years; and

•                  our strategy for the future.

These forward-looking statements are not guarantees of future performance.  Forward-looking statements are based on management’s expectations that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  These risks and uncertainties may include those discussed in Item 1A in “Risk Factors.”  Other risks besides those listed in “Risk Factors” can adversely affect us.  New risk factors can emerge from time to time.  It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements.  Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect.  We will not update these forward-looking statements even if our situation changes in the future.

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

We have entered into a new master labor agreement with USW, which expires on May 13, 2009, covering approximately 74% of our workforce.  We do not anticipate that there will be any work stoppage during the term of the labor agreement.  However, any significant work stoppage could adversely affect our ability to produce and sell our products and any significant increase in labor costs could have a material adverse effect on our ability to compete and on our financial condition and operating results.

We face significant competition.

Our gable top cartons compete with alternative packaging formats, including plastic bottles made from high density polyethylene (HDPE) and polyester terephthalate (PET); aseptic cartons made from seven or more layers of plastics, paperboard and aluminum foil; and flexible pouches made from multiple layers of plastic films.  The plastic bottle suppliers are very fragmented with bottles being supplied on a local basis.  Companies supplying plastic bottles to dairy and juice producers include Graham Packaging Co., Plastipak Packaging and Consolidated Container Co. and others including some dairies who blow mold their own plastic bottles.  TetraPak is the primary supplier of aseptic cartons and DuPont is the primary supplier of pouches for school milk.  Plastic bottles have been introduced to the school milk market as a “new” package.  However, as petroleum-based resin prices increase in volatility, several school districts have returned to gable top cartons because of gable top carton’s more favorable economics.

The gable top carton business constituted over 38% of our total sales in 2006.  Historically, our primary competitor in the gable top carton market has been plastic packaging and International Paper.  In January 2007, International Paper sold its Beverage Packaging Business, which included its gable top carton business line.  The sale resulted in the formation of Evergreen Packaging, which now competes with us in the gable top carton market.  In addition, new competitors or products could enter the market.  If new technologies for plastic or other products are developed or the price of raw materials required to produce plastic products is significantly reduced, the demand for plastic containers or other products could increase with a concurrent decrease in use of paperboard liquid packaging.  Any of these factors could result in a material reduction of our sales volume and revenue.

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

Our largest customers account for a significant portion of our net sales.  Our ten largest customers represented 38.7%, 44.9% and 42.9% of our total net sales in 2006, 2005 and 2004, respectively.  The loss or significant reduction of orders from any of our ten largest customers would have a material adverse effect on our business, financial condition and operating results.

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

Our business is highly capital intensive.  Expansion or replacement of existing equipment, as well as compliance with environmental laws or regulations, may require substantial capital expenditures.  We currently estimate that we are going to spend $22.4 million in 2007 and an average of approximately $15.0 - $18.0 million in each of 2008 and 2009 for capital expenditures.  At some point in the future, we may be required to obtain additional financing to fund capital expenditures.  If we need to obtain additional funds, we may not be able to do so on terms favorable to us, or at all.  If financing is not available when required or is not available on acceptable terms, we may not be able to fund necessary capital expenditures, which may have a material adverse effect on our business, financial condition and operating results.

We may not be able to generate the significant amount of cash needed to pay interest and principal amounts on our debt.

We reported a net loss of $1.4 million for 2006, $20.7 million for 2005 and $31.2 million for 2004.  If our cash flow and capital resources are insufficient to pay interest and principal under our working capital facility, the 9.5% senior secured notes that will mature on December 15, 2008 and our other debt, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or attempt to restructure our debt.  If any of those alternative measures do not permit us to meet our scheduled debt service obligations, we could face substantial liquidity problems.

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

The average age of our work force in the Canton mill is approximately 49 years.  Approximately 58.7% of our current work force will be eligible to retire over the next seven years.  Currently, 29.1% of Canton’s workforce is eligible to retire in 2007.  In addition, we currently maintain a self-insured health care plan in which we assume a considerable amount of the costs.  Total health care costs have risen approximately 54.0% between 2000 and 2006.  A significant loss of our skilled workers or a significant increase in health care benefit claims by our employees could have an adverse effect on our business, financial condition and operating results.

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

In addition, in March 2005, the board of directors of our parent adopted the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan.  The plan authorizes a total of 250,000 restricted stock units to be awarded to selected management employees, as determined by the compensation committee of our board of directors.  On February 1, 2007, a total of 245,000 restricted stock units were awarded under the 2005 Employee Stock Unit Plan to key employees.  Each award under the plan is evidenced by a grant agreement.  The award agreements will provide, upon the occurrence of certain events or conditions, for the repurchase by our parent of any fully vested shares obtained pursuant to an award at fair market value determined at the time of repurchase.

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

Eligible current and former salaried employees participate in our qualified defined benefit pension plan, with the result that our plan is liable for benefits earned by these employees for their past service and will be liable for any additional benefits earned by these employees in the future.  Any investment of these plan assets in the stock market may be subject to significant volatility, which might result in a decline in the fair value of the plan assets.  As part of our acquisition of assets in May 1999, from Champion International Corporation (subsequently acquired by International Paper), International Paper has agreed to indemnify us for certain plan liabilities for service prior to May 14, 1999.  In 2006, the pension benefit obligations exceeded the fair value of plan assets by $7.2 million.  Continued recognition of a minimum pension liability not covered under the International Paper indemnity could materially impair our financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

The putative class includes approximately 300 property owners.  A hearing on class certification was held on November 20, 2003 and the class was certified.  The demand for damages was limited to $74,000 (exclusive of interest and costs) per individual plaintiff or $22.2 million for the class.  A trial was held in Cocke County, Tennessee in July 2005.  In September 2005, a jury verdict was rendered in favor of the plaintiffs for $2.0 million.  In January 2007, the Tennessee Court of Appeals ruled in favor of the jury verdict.  We are in the process of vigorously appealing the judgment and do not believe the action will have a material adverse effect on our financial position.

On October 11, 2005, we were sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cocke County, Tennessee, after which we removed the case to federal court.  On September 19, 2006, the case was remanded back to Tennessee state court.  We expect that a successful appeal of the July 2005 judgment will materially affect the plaintiffs’ ability to proceed with the current lawsuit.

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

On June 6, 2006, our parent received notices of tax assessment for corporate and franchise tax for tax years 1999 through 2004.  On January 4, 2007, our parent received revised assessments.  The reassessed aggregate amount is approximately $0.7 million, consisting of $0.4 million in taxes, $0.1 million in interest and $0.2 million in penalties for the full six-year period.  Our parent formally protested the tax assessment on July 5, 2006.  We had not recorded a liability for any amount related to this assessment as of December 31, 2006 because the ultimate loss, if any, associated with the assessment is not probable or estimable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains our selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.  Our selected consolidated Results of Operations and Other Data for 2006, 2005 and 2004 and our selected consolidated Balance Sheet Data at December 31, 2006 and 2005 have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  Our selected consolidated Results of Operations and Other Data for 2003 and 2002, and our selected consolidated Balance Sheet Data at December 31, 2004, 2003 and 2002, have been derived from audited consolidated financial statements not included in this Annual Report.  You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Results of Operations Data:
Net sales	$570,649	$509,913	$474,229	$468,636	$467,781
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and and insurance recoveries	509,997	469,301	437,647	427,583	410,577
Depreciation and amortization	14,897	15,259	16,416	16,359	15,769
Flood-related loss and repairs	—	2,469	22,082	—	—
Insurance recoveries	—	(391)	(20,000)	—	—
Gross profit	45,755	23,275	18,084	24,694	41,435
Selling, general and administrative expenses	27,173	22,558	26,023	27,777	22,569
Loss on litigation	—	2,000	—	—	—
Depreciation and amortization	137	1,482	1,821	1,769	1,705
Insurance recoveries	—	(23)	(539)	—	—
ESOP expense	1,703	4,464	6,523	7,200	8,122
Gain on sale of assets	(7)	(424)	(1,679)	(3,796)	(74)
Operating income (loss)	16,749	(6,782)	(14,065)	(8,256)	9,113
Other income (expense):
Interest income	70	46	10	—	2
Interest expense, excluding amortization of deferred financing costs	(18,277)	(17,465)	(15,964)	(14,148)	(12,580)
Amortization of deferred financing costs	(1,544)	(1,383)	(1,230)	(4,934)	(1,312)
Government grant income	1,554	4,910	—	—	—
Gain/loss on equity method investment	6	(6)	—	—	—
Loss before income taxes	(1,442)	(20,680)	(31,249)	(27,338)	(4,777)
Income tax	—	—	—	—	—
Net loss	$(1,442)	$(20,680)	$(31,249)	$(27,338)	$(4,777)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance Sheet Data:
Total assets	$316,657	$313,682	$305,754	$309,582	$306,954
Total senior debt(1)	163,513	161,364	146,201	136,768	114,592
Parent Pay-in-Kind (PIK) Senior
Subordinated Note(2)	48,514	44,425	40,681	37,124	40,406
Total debt	212,027	205,789	186,882	173,892	154,998
Obligation to redeem ESOP shares	29,723	27,716	35,257	32,389	28,732
Obligation to redeem restricted stock units of parent	1,235	1,631	2,119	2,519	2,484
Shareholder’s equity (deficit)	(34,710)	(34,089)	(25,160)	4,067	29,304
Other Data:
Capital expenditures(3)	11,607	19,793	13,377	12,377	18,306
Depreciation and amortization(4)	$16,578	$18,124	$19,467	$23,062	$18,786

____________________

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

(3)                                  This includes spending on flood-related grant projects of $3.1 million and $3.1 million in 2006 and 2005, respectively.

(4)                                  This equals the sum of depreciation and amortization in cost of goods sold; selling, general and administrative expenses and amortization of deferred financing costs.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a vertically integrated manufacturer of specialty paperboard packaging products and a broad range of specialty and commodity grades of paperboard and paper products.  We were incorporated in Delaware in 1999 and we acquired our business on May 14, 1999 by purchasing assets from Champion International Corporation, which was subsequently acquired by International Paper Company.  The assets we acquired included the Canton mill, the Waynesville extrusion polymer coating facility and five DairyPak converting plants.  In connection with the acquisition, Champion International Corporation agreed to indemnify us from certain environmental liabilities relating to the acquired assets, including offsite liabilities incurred prior to the closing date under then existing regulations.  Champion also agreed to retain (i) the pre-closing pension liabilities for all employees at the time of acquisition and (ii) post-retirement benefits liabilities relating to, at the time of acquisition, all existing retirees and those employees who were at least 55 years of age with ten years of service.  From 1990 to 1998, Champion spent over $458.0 million improving and modernizing the Canton mill and bringing the facility into compliance with all federal, state and local environmental laws.  From 1999 to 2006, we spent approximately $160.2 million upgrading the paperboard machine, acquiring our Richmond facility, installing new information systems and making various other capital improvements at our facilities.  We believe that these upgrades and capital improvements to our facilities should reduce our future capital requirements.  Since the acquisition of our business in 1999, we have acquired one converting plant and closed two of our original DairyPak converting plants.

Our business operates in two reporting segments, packaging and paper.

The packaging segment, which contributed approximately 59% of our sales in 2006, manufactures polymer-coated paperboard and converted gable top cartons sold under the DairyPak trademark.  Polymer-coated paperboard is produced with bleached paperboard, which is manufactured at our mill in Canton and coated with polymers at our nearby facility in Waynesville, North Carolina.  In 2006, 50.1% of our coated paperboard produced at our Waynesville facility was shipped to our DairyPak plants for conversion into gable top cartons.  We sell these cartons to food and other consumer product companies for use in packaging beverages, such as juice and milk, dry foods, such as sugar and snacks, and other products such as fabric softener.  The balance of coated paperboard produced by our Waynesville facility is sold in rolls directly to third-party converters of cup stock, ovenable food trays and cartons.  In 2006, all of the coated paperboard utilized by our DairyPak facilities was produced in our Waynesville facility.  In addition, approximately 14.6% of our packaging sales were exported, primarily to Europe, Central America, South America and Asia.

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

The paper segment, which contributed approximately 41% of our sales in 2006, consists of sales of uncoated freesheet paper and uncoated paperboard manufactured at our Canton mill and sold to third-party converters and distributors.  Sales of our paper products are primarily affected by general economic activity and business employment levels in the United States and the level of electronic substitution, direct mail and advertising.  According to RISI, the industry has reduced permanent production capacity for uncoated freesheet paper from 15.2 million tons in 2000 to 13.3 million tons in 2006.  RISI projects the annual average prices for 50-pound offset printing paper to increase 1.7% in 2006 over the annual average price for 2006.  In addition, RISI now projects U.S. uncoated freesheet paper consumption to decrease at an average annual rate of approximately 0.1% through 2025.  Management believes that after experiencing a tight market resulting in product allocation during 2006, market conditions have moderated but are substantially stronger than experienced in 2005.  We have implemented multiple price increases for various paper and uncoated bleached paperboard grades, which have resulted in an average increase of approximately 36% from the cyclical low pricing in January 2004.

While electronic data transmission and storage, on-line invoice payment, and the Internet have tended to reduce the demand for paper products, particularly traditional print media and envelopes, we believe that certain Internet advertising abuses may serve to heighten the demand for direct mail advertising in the near future.

Wages and benefits are the largest components of the cost of goods sold for each of our segments, representing approximately 25% of consolidated cost of goods sold in 2006.  Total employee benefit costs have increased since 2000, largely due to increasing health care costs.  In response to this, we have implemented many initiatives to control costs.  Among them were the opening of an on-site health clinic and pharmacy to provide improved control over our healthcare costs and incentives to proactively discover and treat health issues early thereby reducing risks and costs of maintaining the health of our employees.  Approximately 65% of our employees have access to these facilities.  Total healthcare costs for the year ended December 31, 2006 were $20.3 million compared to $18.8 million in 2005.

The second largest expense for each reporting segment is fiber, representing approximately 22% of the consolidated cost of goods sold in 2006.  We produced approximately 92% of our required fiber at the Canton mill from wood chips and purchased the balance from various pulp suppliers.  International Paper provides approximately 44% of the wood chips we need pursuant to a long-term supply agreement.  The agreement’s current term expires in May 2009, and we have a five-year renewal option at our discretion.  While the agreement ensures that we have a reliable long-term supply of wood chips, the prices that we pay International Paper for wood chips at any particular time may be greater or less than “spot” market prices.  In December 2006, the prices we paid International Paper for hardwood and pine wood chips were competitive with market prices.  The balance of our wood chips is provided by numerous local suppliers at market prices.  In 2006, wood chip prices remained relatively stable, reflecting a small decrease during the summer months and slightly higher pricing in the first and fourth quarters.  For the fiscal year 2006, wood chip prices were 4.4% higher than in 2005.  In 2007, we anticipate chip pricing to be similar to pricing experienced in 2006.

Our business segments share corporate management, accounting, human resources and information systems.  We do not allocate any corporate overhead to the two reporting segments.

Since the majority of our capacity operates on a continuous basis, expenses such as labor, energy and maintenance are relatively fixed.  We continuously strive to increase our productivity and improve our efficiencies throughout our operation.  In 2003, we launched a continuous improvement effort including the establishment of a Six Sigma process and infrastructure throughout our Company.  In 2005, we added Lean Manufacturing training to our Six Sigma program.  In addition to cost savings, our improvement process measures manpower productivity to determine the performance of these initiatives.  From 2000 to 2006, tons sold per active full-time equivalent employee has increased approximately 18%.  In addition, our sales revenue per employee increased by over 28% during the same period.

Extrusion polymer, a significant raw material for our packaging division, experienced a significant cost increase in 2006 as compared to 2005.  Pricing peaked for low density polyethylene, our largest individual grade of polymer resin, in January 2006.

In 2006, we experienced a third year of significant increases in coal costs, our primary energy source.  We have re-negotiated our annual supply contract to coincide with the 2007 calendar year.  We anticipate that coal prices in 2007 will decline compared to 2006; however, due to increases in rail rates, we anticipate that the delivered costs for coal will increase slightly in 2007 as compared to 2006.

Recent Events

On April 15, 2003, a putative class action lawsuit was filed in the Circuit Court for Cocke County, Tennessee, in which we were named as a defendant, on behalf of certain owners of property along the Pigeon River in Cocke County, alleging that we were discharging contaminants into the Pigeon River from our mill in Canton, North Carolina.  A trial was held in Cocke County, Tennessee in July 2005.  In September 2005, a jury verdict was rendered in favor of the plaintiffs for $2.0 million.  In January 2007, the Tennessee Court of Appeals ruled in favor of the jury verdict.  We are in the process of vigorously appealing the judgment and do not believe the action will have a material adverse effect on our financial position.

On October 11, 2005, we were sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cooke County, Tennessee, after which we removed the case to federal court. On September 19, 2006 the case was remanded back to Tennessee State Court. We expect that a successful appeal of the July 2005 judgment will materially affect plaintiff’s ability to proceed with the current lawsuit.

On January 15, 2007, we announced a price increase of $40 to $60 per ton (depending on the grade) for our coated board products.  On February 26, 2007, we announced a price increase of 8% to 10% (depending on the grade) for our gable top carton products.  The effective dates for each of these increases will be determined by our contractual obligations.

Results of Operations

	2006	2005	2004
	(dollars in millions)
Net sales
Packaging	$334.5	$301.2	$284.8
Paper	236.1	208.7	189.4
Total	$570.6	$509.9	$474.2
Operating profit
Packaging	$21.2	$12.9	$15.0
Paper	24.6	10.8	4.8
Total segments’ operating profit	$45.8	$23.7	$19.8
Corporate expense	(29.0)	(30.5)	(33.8)
Total operating income (loss)	$16.8	$(6.8)	$(14.0)
Percentage of net sales:
Packaging	58.6%	59.1%	60.1%
Paper	41.4%	40.9%	39.9%
Total	100.0%	100.0%	100.0%
Operating margin:
Packaging	6.3%	4.3%	5.3%
Paper	10.4%	5.2%	2.5%
Total	8.0%	4.6%	4.2%
Shipments (tons):
Packaging segment	275,260	256,590	248,676
Paper segment	299,885	295,367	291,645
Total	575,145	551,957	540,321
Average price ($ per ton):
Packaging segment	$1,215	$1,174	$1,145
Paper segment	787	707	650
Average price	$992	$924	$878

Year Ended December 31, 2006 (2006) Compared to Year Ended December 31, 2005 (2005)

Net Sales.  Net sales for 2006 increased $60.7 million or 11.9% to $570.6 million compared to $509.9 million in 2005.  Our overall improvement in revenue was attributable to a $33.3 million increase in our net sales in our packaging segment and a $27.4 million increase in net sales in our paper segment.

Net sales for our packaging segment in 2006 increased $33.3 million or 11.1% to $334.5 million compared to $301.2 million in 2005.  The increase in packaging segment sales was primarily attributable to an increase in average revenue per ton sold of 6.0% on non-converted coated board sold out of our Waynesville facility and 8.5% on our carton business.  Sales volume in our packaging segment increased by 18,670 tons or 7.3%, reflecting a 23.4% increase in shipments of our non-converted board partially offset by a 6.5% decline in the volume of converted cartons shipped.  In 2006, our packaging segment sold 275,260 tons of coated and converted paperboard products at an average price of $1,215 per ton, compared to 256,590 tons sold in 2005 at an average price of $1,174 per ton.

Net sales for our paper segment in 2006 increased $27.4 million or 13.1% to $236.1 million compared to $208.7 million in 2005.  The increase was due to increased volumes of product shipped as well as an increase of 11.3% in the average revenue per ton shipped.  In 2006, our paper segment sold 299,885 tons of envelope paper, specialty paper, offset printing paper and uncoated paperboard at an average price of $787 per ton, compared to 295,367 tons sold in 2005 at an average price of $707 per ton.  Sales volume increases in 2006 in our paper segment were supported by record production levels at our Canton, North Carolina manufacturing facility.

Operating Profit.  Total segments’ operating profit increased $22.1 million or 93.2% to $45.8 million in 2006 compared to $23.7 million in 2005.  As a percentage of sales, total segments’ operating profit increased to 8.0% in 2006 from 4.6% in 2005.

The following table sets forth significant items that increased (decreased) total segments’ operating profit in 2006 as compared to 2005:

	2006	2005	Change
Segments’ Operating Profit ($ millions)	$45.8	$23.7	$22.1

Product pricing improvement	$47.5

Net flood impact in 2005 (1)	1.7

Productivity improvement	4.1

Transportation costs	(1.8)

Major raw material costs	(15.0)

Sale of NOx credits in 2005	(2.3)

Energy costs	(5.2)

Wages & benefit costs	(6.6)

Other	(0.3)

Total	$22.1

_____________________

(1)                                  The total impact of the flood on 2005 segments’ operating profits was $1.7 million, which was comprised of repairs related to property damage of $2.1 million, offset by $0.4 million recorded for insurance recoveries.

Operating profit for our packaging segment increased $8.3 million or 64.3% in 2006 to $21.2 million or 6.3% of packaging segment sales, compared to $12.9 million or 4.3% of packaging segment sales in

2005.  The increase in operating profits was due to (a) increased pricing on non-converted coated board sales of $7.4 million and on carton sales of $16.0 million; and (b) other miscellaneous and offsetting variances in the amount of $0.7 million.  The aggregate increase was partially offset by (a) a $5.1 million increase in purchase costs of plastic/resin and other primary raw materials; (b) a $5.9 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; (c) wage and benefits cost increases of $2.0 million; (d) $1.4 million in reduced productivity for the division driven by a reduction in the carton market; and (e) increases to energy and transportation costs totaling approximately $1.4 million.

Operating profit for our paper segment increased $13.8 million or 127.8% in 2006 to $24.6 million or 10.4% of paper segment sales, compared to $10.8 million or 5.2% of paper segment sales in 2005.  The increase in operating profit was primarily due to (a) increased pricing on our uncoated paper products of $23.6 million and on our uncoated board products of $0.5 million; (b) flood losses, net of insurance proceeds, of $1.7 million incurred in 2005 with no corresponding losses in 2006; (c) the increased rate to the packaging segment on paperboard transfers of $5.9 million; and (d) record production performance at our Canton, North Carolina manufacturing facility adding approximately $5.5 million in productivity improvement.  The aggregate increase of $13.8 million was partially offset by (a) cost increases of approximately $9.9 million on many of our primary raw materials including wood chips, purchased pulp and chemicals; (b) increased energy costs of $4.7 million due primarily to cost increases on coal, fuel oil and electricity consumed in our manufacturing process; (c) increases to outbound freight costs for our products sold of approximately $0.9 million due to higher carrier fuel costs; (d) the sale of excess NOx credits of approximately $2.3 million in 2005 with no corresponding sale in 2006; (e) wage and benefits cost increases of $4.6 million; and (f) other miscellaneous and offsetting variances totaling a negative $1.0 million.

Selling, General and Administrative.  Total selling, general and administrative expenses increased $4.6 million or 20.4% to $27.2 million in 2006 compared to $22.6 million in 2005.  The increase in selling, general and administrative expenses was primarily due to (a) reduction of a $0.5 million environmental reserve in 2005; (b) increased salary payroll costs of approximately $1.6 million primarily related to annual merit increases and management incentive payments; (c) a $0.7 million reversal in 2005 of severance reserves related to the completed closure of our Fort Worth, Texas DairyPak facility and other miscellaneous severance transactions; and (d) the incurrence of $2.1 million in due diligence expenses in the 2006 three-month period from a potential transaction.  Partially offsetting the aggregate increase in 2006 selling, general and administrative expenses were other miscellaneous and offsetting variances totaling a favorable $0.3 million.

Loss on Litigation.  We established a $2.0 million reserve in 2005 to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee and we removed the case to federal court.  The demand for damages by the class participants totaled approximately $22.5 million.  On August 17, 2005 a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages.  We appealed the decision to the Eastern Section of the Tennessee Court of Appeals in Knoxville, Tennessee who ruled in favor of the jury verdict in January, 2007.  We plan to further appeal this judgment to the Tennessee Supreme Court.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing decreased $1.4 million or 93.3% to $0.1 million in 2006 compared to $1.5 million in 2005.  The decrease in depreciation expense relates primarily to the completion of amortization on system-related assets purchased in prior years.

ESOP Expense.  ESOP expense decreased $2.8 million or 62.0% to $1.7 million in 2006 compared to $4.5 million in 2005.  The ESOP expense is a non-cash expense, which results from the annual transfer of shares into the ESOP.  The amount of the ESOP expense varies with the value of the shares of our parent’s common stock, which is determined by an independent valuation specialist at the end of each year.  The decrease in 2006 reflects the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006.  Our last valuation adjustment was booked in the fourth quarter of 2006 and reflected an increase in valuation of the shares of our parent’s common stock to $6.49 per share in fiscal 2007 compared to $6.20 per share in fiscal 2006.

Gain on Sale of Assets.  In 2005, we realized a gain of $0.4 million related to the sale of a parcel of land adjacent to our Waynesville, North Carolina facility.  In 2006, there were only miscellaneous asset sales realizing a gain on sale of less than $0.1 million.

2005 Compared to Year Ended December 31, 2004 (2004)

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

_____________________

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

Operating profit for our packaging segment decreased $2.1 million or 14.0% in 2005 to $12.9 million or 4.3% of packaging segment sales, compared to $15.0 million or 5.3% of packaging segment sales in 2004.  The decrease in operating profits was due to (a) increased inbound transfer cost of rawstock paperboard of $3.2 million; (b) increased costs for energy consumed at our converting facilities of $0.4 million; (c) increased polymer and other raw material costs of $11.5 million; (d) increases to transportation costs of approximately $3.8 million due to higher carrier fuel costs; and (e) gain on sale of assets of $1.7 million related to the sale of our Fort Worth, Texas DairyPak facility in 2004 compared to a net gain on sale from miscellaneous fixed assets in 2005 of $0.4 million.  The aggregate decrease was partially offset by (a) increased pricing on non-converted coated board sales of $6.4 million and on carton sales of $7.1 million; (b) severance costs of $1.8 million in 2004 related mainly to the shutdown of our Fort Worth, Texas DairyPak facility; (c) flood-related business interruption costs of $2.2 million incurred in 2004; and (d) other miscellaneous and offsetting variances in the amount of $0.6 million.

Operating profit for our paper segment increased $6.0 million or 125.0% in 2005 to $10.8 million or 5.2% of paper segment sales, compared to $4.8 million or 2.5% of paper segment sales in 2004.  The increase in operating profit was primarily due to (a) a decrease of $6.8 million in 2005 as compared to 2004 in flood-related business interruption losses and property damage expenses, net of realized or accrued insurance proceeds; (b) increased pricing on our uncoated paper products of $14.0 million and on our uncoated board products of $1.7 million; (c) the increased rate to the packaging segment on paperboard transfers of $3.1 million; and (d) severance costs of $2.1 million in 2004 related to hourly and salary position eliminations at our Canton, North Carolina manufacturing facility.  The aggregate increase of $27.7 million was partially offset by (a) cost increases of approximately $11.0 million on many of our primary raw materials including wood chips, purchased pulp and chemicals; (b) increased energy costs of $8.6 million due primarily to cost increases on coal, fuel oil and electricity consumed in our manufacturing process; (c) increases to outbound freight costs for our products sold of approximately $1.7 million due to higher carrier fuel costs; and (d) other miscellaneous and offsetting variances totaling $0.4 million.

Selling, General and Administrative.  Total selling, general and administrative expenses decreased $3.4 million or 13.1% to $22.6 million in 2005 compared to $26.0 million in 2004.  In January 2005, the management fee agreement between us and our parent’s majority stockholder was amended to terminate future obligations under the agreement, resulting in a savings in selling, general and administrative expenses of $2.2 million in 2005 as compared to 2004.  The reduction in selling, general and administrative expenses for 2005 also included a $1.2 million decrease in corporate wages and benefits cost in 2005 as compared to 2004.  The reduction in wages and benefits costs included the elimination of a $0.3 million reserve in 2005 held to complete the closure of our Fort Worth, Texas DairyPak facility that was undertaken in 2004 as well as a $0.3 million charge to workers compensation expense in 2004 related to the facility closure in Morristown, New Jersey completed in 2003.

Loss on Litigation.  We established a $2.0 million reserve in 2005 to recognize the potential liability from a class action lawsuit that was filed against us on behalf of certain owners of property along the Pigeon River in Cocke County, Tennessee.  The demand for damages by the class participants totaled approximately $22.5 million.  On August 17, 2005 a jury in the Circuit Court of Cocke County, Tennessee ruled in favor of the Plaintiffs awarding $2.0 million for nuisance damages.  We appealed the decision to the Eastern Section of the Tennessee Court of Appeals in Knoxville, Tennessee.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing decreased $0.3 million or 16.7% to $1.5 million in 2005 compared to $1.8 million in 2004.  The decrease in depreciation expense relates primarily to the completion of amortization on system-related assets purchased in prior years.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our total senior debt, defined as total debt including capital lease obligations less the Parent PIK Senior Subordinated Note, at December 31, 2006 was approximately $163.5 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for 2007 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.

We entered into a new $45.0 million revolving credit facility in December 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  Our working capital facility requires that we meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold on a temporary basis.  On December 21, 2004, the revolving credit facility was amended to reduce the amount subject to borrowing availability restrictions from $15.0 million to $7.5 million on a permanent basis.  On March 15, 2006, the revolving credit agreement was again amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million.  We must also meet certain affirmative and negative operating covenants.  In the event of default or if the availability falls below $5.0 million, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  At December 31, 2006, the working capital facility’s outstanding balance was approximately $34.2 million and the borrowing availability was approximately $10.1 million after considering the $5.0 million borrowing availability restriction.

Net cash provided by operating activities was $12.1 million in 2006, $5.2 million in 2005 and $5.7 million in 2004.

Net cash used in investing activities was $11.6 million in 2006, $19.3 million in 2005 and $11.2 million in 2004.  Capital expenditures in 2006 totaled $14.1 million (of which $2.5 million was financed through capital leases) and $2.1 million of the capital spending was reimbursed by State and Federal grants for flood preservation.  In 2006, capital spending for environmental compliance totaled $1.1 million.  In 2005, capital spending was $19.8 million of which environmental compliance totaled $7.4 million.  Proceeds from the sale of plant property and equipment was $0.0 million, $0.4 million and $2.2 million in 2006, 2005 and 2004, respectively, reflecting the proceeds generated from the sale of miscellaneous assets and the Fort Worth DairyPak facility.  Capital expenditures in 2004 totaled $14.2 million (of which $0.8 million was financed through capital leases).  In 2004, capital spending for environmental compliance totaled $5.6 million.

Capital expenditures for 2007 are projected to total approximately $22.4 million, of which $1.9 million is for environmental compliance.  We have completed the upgrade of our boilers to comply with nitrogen oxide (NOx) gas emission regulations for a total estimated cost of $7.4 million through 2006 and no additional spending is expected.  In addition, we anticipate spending approximately an aggregate of $8.9 million from 2004 through 2007 of which $7.1 million has been spent through 2006 to comply with the Maximum Achievable Control Technology I and II federal standards developed by the U.S. Environmental Protection Agency (MACT I and MACT II).

We expect to contribute approximately $2.9 million to our pension plan and $0.5 million to our postretirement benefits plan in 2007 after giving effect to the elimination of postretirement benefits for salaried employees hired after March 1, 2005 as described below.  The estimated future benefit payments for both plans are expected to be $1.1 million, $1.3 million, $1.5 million, $1.7 million and $2.0 million, for the years ended 2007 through 2011, respectively.  The aggregate estimated benefit payments in the five years from 2012 through 2016 are $15.7 million.

Net cash used for financing activities was $1.8 million in 2006, net cash provided by financing activities was $13.8 million in 2005, and $5.8 million in 2004.  The net change in 2006 compared to 2005 and 2005 compared to 2004 was due to payments and borrowings under our revolving loan agreement.

As of December 31, 2006, our material obligations under firm contractual arrangements (including commitments for future payments under long-term debt obligations, ESOP, capital and operating lease arrangements and other long-term obligations) were:

		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Long-term debt obligations(1)	$203,790	$14,866	$188,350	$574	$—
Parent PIK Senior Subordinated Note	61,121	—	61,121	—	—
Capital lease obligations	4,269	1,211	2,703	326	29
Operating lease obligations	2,966	1,184	1,421	319	42
ESOP(2)	29,723	1,132	5,776	2,596	20,219
Restricted stock repurchase(2)	1,235	998	237	—	—
Pension & Post Retirement Plan	24,027	1,082	2,766	3,197	16,982
Purchase obligations(3)	65,442	27,678	37,764	—	—
Management fees	6,736	—	6,736	—	—
Customer rebates	3,639	3,639	—	—	—
Other long-term liabilities reflected on balance sheet under U.S. generally accepted accounting principles	1,205	—	—	1,205	—
Total	$404,153	$51,790	$306,874	$8,217	$37,272

(1)             Includes approximately $43,871 of aggregate interest payments.

(2)             The dollar amount of our parent’s obligation to redeem ESOP shares and restricted stock shares is determined by multiplying the value of our parent’s common stock, as periodically determined by an independent valuation specialist, by the number of shares of our parent’s common stock eligible for redemption at the time of computation.  As of December 31, 2006, the appraised value of our parent’s common stock was $6.49 per share and the number of shares available for redemption was 4,579,821 and 190,355 for the ESOP and restricted stock, respectively, which is the basis for the computations shown above.

(3)             The value of the minimum required purchase commitment based on current pricing to purchase wood chips from International Paper through May 2009.

Net Operating Loss Carryforwards

At December 31, 2006, we had federal net operating loss carryforwards, or NOLs, of $165.9 million and state NOLs of $131.7 million available to offset future taxable income.  Our federal NOLs expire at various dates between 2020 and 2025.  Our state NOLs expire at various dates between 2007 and 2026.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  We adopted the provisions of SFAS 123R using the prospective method effective January 1, 2006.  As such, there was no accounting effect on any outstanding awards.  Upon adoption of SFAS 123R, we have only one share-based payment arrangement as described in Note 12 of this document.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory production should be capitalized.  We adopted this standard effective January 1, 2006.  The adoption of SFAS 151 did not have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FAS Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  The accounting provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation establishes a consistent threshold for recognizing current and deferred taxes.  We will adopt the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 will not have a material effect on our financial statements or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“Statement 157”), “Fair Value Measurements.”  Statement 157 establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements.  Statement 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  Statement 157 applies to interim reporting and will be effective for us in the first quarter of fiscal year 2008.  We are currently evaluating the effects of Statement 157 but do not anticipate that it will have a material effect on our consolidated financial statements.

On September 8, 2006, the FASB released FASB Staff Position (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The guidance in FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006.  We do not use the “accrue in advance” method of accounting for planned major maintenance, therefore, the provisions of FSP AUG AIR-1 will have no effect on our interim financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status: (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007, for entities with non-publicly traded equity securities as defined by Statement No. 158.  We will adopt the provisions of Statement No. 158 in December 2007.

In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 clarifies the way that a company should evaluate an identified unadjusted error for materiality.  SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements.  Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the “rollover” approach and the “iron curtain” approach.

We have historically used a threshold in identifying capital projects for capitalizing interest under SFAS No. 34, “Capitalization of Interest Cost.” Using the rollover approach, which is the approach we previously used, resulted in an accumulation of misstatements of approximately $1.2 million to our balance sheet as of December 31, 2005. The amount originated over several periods and was considered immaterial qualitatively and quantitatively in each period. We have elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted assets as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006 because the difference is deemed material using the iron curtain method.  We recorded a cumulative adjustment to increase our retained earnings by approximately $1.2 million upon adoption of SAB 108.

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

Critical accounting policies and estimates that require judgments by management that affect their application and which may have a significant effect on the recorded results of our operations and financial position are revenue recognition, accounts receivable valuation, long-lived assets, pension and postretirement benefits, income taxes, environmental costs and valuation of common equity shares.

Revenue Recognition

Our revenue is largely derived from direct sales; however, we do sell some product through merchants and brokers.  Merchants take delivery and title of products purchased from us in order to resell the product.  Merchants do not have rights of return or price protection.  Also, the merchant takes title and accepts the risk of loss upon shipment from our facility. Brokers act as sales agents to assist in selling our products.  Products sold utilizing these indirect methods have consistent revenue recognition to those sold directly through our sales organization.

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Certain customers receive cash rebates from us as incentives to purchase our products.  Management monitors actual and projected sales of our products to these customers and estimates and records rebates payable as a reduction of revenues.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We perform ongoing credit evaluations of our customers’ financial condition and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  Within the most recent three years, we have had one significant customer file bankruptcy resulting in a write-off of $1.2 million and exposure to an additional $3.0 million in cash payments that were subject to preference payment treatment as defined in Chapter 11 bankruptcy laws.  All preference items have been waived and as of December 31, 2006, we have recovered $0.4 million or 33% of the outstanding receivable balance.

Long-Lived Assets

Long-lived assets consist of the net depreciated value of property, plant and equipment.  Property, plant and equipment is recorded at cost.  Plant and equipment under capital leases are stated at the present value of minimum lease payments.  Replacements and significant improvements of major units of property are capitalized using a project threshold basis in accordance with our policy.  In addition, interest is capitalized for projects during the period of construction.  Maintenance, repairs and minor replacements are expensed as incurred.  Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Our pension plan assets had market gains of 10.0% in 2006 due to the improving stock market while lower discount rates increased the pension liabilities.  This caused pension liabilities to continue to exceed pension plan assets but caused an increase to shareholder’s equity of approximately $0.9 million in 2006.  Additionally, based upon the actuarial assumptions at December 31, 2006, pension expense will be approximately $2.2 million in 2007.  Other nonpension postretirement expense will be approximately $1.4 million in 2007, compared to $1.2 million in 2006.  Our cash contribution for both plans will be approximately $3.4 million in 2007, compared to $1.2 million in 2006.

Legal Costs

 In accordance with SFAS No. 5, “Accounting for Contingencies,” we record any loss related to litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated.  When the reasonable estimate is a range, the recorded loss is the best estimate within the range.  If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded.  We disclose information concerning litigation for which an unfavorable outcome is more than remote.  We record our legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

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

In the normal course of business we use landfills to dispose of our solid waste created in the manufacturing process.  SFAS No. 143 defines how to account for asset retirement obligations in connection with industrial waste landfills.  SFAS No. 143 requires estimates in future closing costs, life of the landfill and net present value interest rates.  We adopted SFAS No. 143 on January 1, 2003 and accordingly have recorded a liability of $1.2 million at December 31, 2006.  Assumptions and estimates used in determining the valuation for this landfill are reviewed periodically and adjustments are recorded.

Valuation of Parent’s Common Equity Shares

At our inception, the Blue Ridge Paper Products Employee Stock Ownership Plan, or the ESOP, was established into which our Parent contributes cash or stock for the benefit of all eligible employees in return for a reduction in employee compensation.

For each plan year, our parent contributes cash or stock to the ESOP as determined by the board of directors, not to exceed our maximum deductible for tax purposes or the maximum participant compensation under guidelines of the Internal Revenue Service.  The ESOP Plan specifies that 40% of the common stock authorized and outstanding (or 5,040,000 shares) will be allocated to the ESOP from May 14, 1999 through May 13, 2006.  As of December 31, 2006, we had allocated all of the 5,040,000 shares  to the ESOP.  Of the shares allocated at December 31, 2006, we had repurchased 460,180 shares, which are held as treasury stock by the parent.  On a fully diluted basis, the ESOP owned 39.4% of the total shares outstanding at December 31, 2006.

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

We manage interest cost using a combination of fixed and variable rate debt.  As of December 31, 2006, we have $125.0 million notes at 9.5% and a $50.0 million working capital credit facility at variable rates of interest.  As of December 31, 2006, approximately $34.2 million was outstanding under our working capital credit facility at a short-term interest rate mix of 0.25% over Applicable Revolver Index Margin and 2.0% over Libor.  Our revolver has two options for interest rates, Applicable Revolver Libor Margin ranging from 2.5% - 3.0% or Applicable Revolver Index Margin ranging from 0.75% - 1.25%.  The credit agreement was amended on August 5, 2005 to reduce these interest rates to 2.25% - 2.75% for Libor and 0.5% - 1.0% for Applicable Index Margin.  The credit agreement was further amended on June 9, 2006 to reduce these interest rates to 1.5% - 2.0% for Libor and 0.0% - 0.25% for Applicable Index Margin.  We use the highest percent in each option based on the availability grid.  In addition, as of December 31, 2006, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that we are in compliance with Rule 13a-15(e) of the Exchange Act.

(B)           Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Senior Management has established performance measures for the 2007 cycle under the Blue Ridge Paper Products Inc. Annual Performance and Sales Incentive Plan, referred to as the Incentive Plan.  The 2007 cycle under the Incentive Plan began on January 1, 2007 and will end on December 31, 2007.  The Incentive Plan provides the opportunity for certain key employees to receive cash awards based on achievement of significant goals and objectives during the relevant period that are aligned with overall corporate goals and objectives.  One of our named executive officers, Robert M. Shanahan, participates in the Incentive Plan.  His incentive objectives for 2007 are based on attainment of specific targets, including without limitation safety productivity, cost management and quality.  Incentive award opportunities are expressed as a percent of base salary and may be earned by a participant provided the participant achieves the agreed-upon goals and objectives within the relevant time frame.

On March 13, 2007, the Compensation Committee approved the EBITDA targets for the fiscal year ending December 31, 2007 under the 2007 Management Bonus Program.  All of our named executive officers, other than Mr. Shanahan who participates in the Incentive Plan as referenced above, are eligible to receive cash bonus payments under the 2007 Management Bonus Program, 80% of which will be conditioned upon our achievement of certain EBITDA targets and 20% of which will be based on the individual officer’s performance, as determined by the Compensation Committee in its sole discretion.

The 2007 EBITDA target payouts as a percent of salary for our chief executive officer will range from 0% to 120% and for each other named executive officer (except for Robert M. Shanahan who participates in the Incentive Plan as referenced above) will range from 0% to 90%, in each case based on achievement of certain 2007 EBITDA levels.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
Richard A. Lozyniak	45	President, Chief Executive Officer and Director
John B. Wadsworth	55	Chief Financial Officer
Terry A. Huskey	49	Vice President and General Manager—Paper
Phillip E. Bowen	53	Vice President and General Manager—Packaging
Robert M. Shanahan	48	Vice President—Manufacturing & Mill Management
Jeffery A. Bailey	44	Director
Jay Bernstein	31	Director
Norris L. Hartman, Jr.	39	Director
Stephen E. Hoey	48	Director
Dann D. Jesse	49	Director
Eugene J. Keilin	64	Chairman of the Board
Raquel V. Palmer	34	Director
Michael G. Psaros	39	Director
David P. Shapiro	45	Director
Romaine L. Wilson	50	Director

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

Jay Bernstein has been a member of our board of directors since January 28, 2005 and is a designee of KPS Special Situations Fund, L.P., or KPS, a majority stockholder of our parent.  Mr. Bernstein joined KPS in 1999 as a vice president and is currently a senior vice president of KPS.  Mr. Bernstein is a director of Attends Healthcare Holdings, LLC, a manufacturer of adult incontinence products (Attends) and Bristol Compressors International, Inc. (Bristol).  Prior to joining KPS, Mr. Bernstein was an investment banker at Schroders.

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

Eugene J. Keilin has been chairman of our board of directors since our inception and is a KPS designee.  Mr. Keilin founded Keilin & Co. LLC (K&Co.), an investment banking firm specializing in providing advisory services in connection with financial restructuring and bankruptcy transactions, in 1990 and co-founded KPS, a family of private equity funds focused on constructive investing in restructurings, turnarounds, bankruptcies and other special situations, in 1997.  He is currently a managing principal of KPS and of K&Co.  Mr. Keilin serves as a director of Genesis Worldwide II, Inc., a capital goods manufacturer servicing all segments of the metals industry (Genesis); Hephaestus Holdings, Inc., a manufacturer of highly engineered forged parts for various power train and wheel end applications (Hephaestus); Blue Water Automotive Systems, Inc., a manufacturer and designer of highly engineered molded thermoplastic components and assemblies (Blue Water); and Cloyes Gear and Products, Inc., a leading supplier of timing systems and components for automatic engines (Cloyes).  He is also a director for The Segal Company and Air America Media LLC.  Prior to founding K&Co., Mr. Keilin was a general partner of Lazard Freres & Co.

Raquel V. Palmer has been a member of our board of directors since our inception and is a KPS designee.  Ms. Palmer is a principal of KPS.  Ms. Palmer has been with KPS since the fund’s inception.  Ms. Palmer serves as a director of Cloyes; Hephaestus; Attends; Blue Water; and Bristol.  Immediately prior to joining KPS, Ms. Palmer was an investment banker with Kidder, Peabody & Co.

Michael G. Psaros has been a member of our board of directors since our inception and is a KPS designee.  Mr. Psaros co-founded KPS in 1998 and is currently a managing principal of KPS.  He is a director of  and Hephaestus; Cloyes; Attends; and Blue Water and is chairman of the board of Genesis.  Prior to joining KPS, Mr. Psaros was an investment banker with Bear, Stearns & Co., Inc.

David P. Shapiro has been a member of our board of directors since our inception and is a KPS designee.  Mr. Shapiro co-founded KPS and is currently a managing principal of KPS.  Mr. Shapiro is a director of Hephaestus; Cloyes; Attends; Genesis; and chairman of the board of Blue Water and Bristol.  Prior to joining KPS, Mr. Shapiro was an investment banker at Drexel Burnham Lambert Incorporated and Dean Witter Reynolds, Inc.

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

Board of Directors and Committees

The board of directors held four meetings during 2006 and took action by written consent on seven occasions.  During 2006, directors then in office attended all of the aggregate total number of meetings of the board of directors held during the period in which he or she was a director and the total number of meetings held by all of the committees of the board of directors on which he or she served.  The standing committees of the board of directors include the audit and compensation committees.

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

Compensation Committee

Our board of directors established the Compensation Committee in March of 2005.  Michael G. Psaros and Raquel V. Palmer are members of the Compensation Committee.  The Committee is responsible for monitoring our adherence with our compensation philosophy, including ensuring that the compensation paid to our executive officers is fair, reasonable and competitive.  The Committee’s responsibilities, as discussed further in our “Compensation Discussion and Analysis” in Item 11 of this Part III, include, among other duties, the responsibility to establish the base salary, incentive compensation and any other compensation for our chief executive officer and review and approve the chief executive officer’s recommendations for the compensation of certain executive officers reporting to him.  The Committee also has the full power and authority to interpret the provisions and supervise the administration of the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan of our parent, including the determination of awards to be granted thereunder, and any and all other power and authority to review, interpret and/or administer compensation and benefit programs as may be delegated by our board of directors (or the board of directors of our parent) to the Compensation Committee from time to time.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics).  A copy of the Code of Ethics has previously been filed with the Securities and Exchange Commission and is herein incorporated by reference (see Exhibit 14.1 to this Annual Report on Form 10-K).

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions.  Later in this Part III under the heading “Additional Information Regarding Executive Compensation” you will find a series of tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals in 2006, whom we refer to as our named executive officers:

•                    Richard A. Lozyniak, President and Chief Executive Officer

•                    John B. Wadsworth, Chief Financial Officer

•                    Terry A. Huskey, Vice President and General Manager—Paper

•                    Phillip E. Bowen, Vice President and General Manager—Packaging

•                    Robert M. Shanahan, Vice President—Manufacturing & Mill Management

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy

Our compensation programs are designed to attract, motivate and retain key employees, rewarding them for the achievement of significant goals that continuously improve our business performance and enhance stockholder value.  Performance and compensation are evaluated annually to ensure that we maintain our ability to attract and retain outstanding employees in key positions and that compensation provided to our key employees is competitive relative to the compensation paid to similarly situated employees of comparable companies.

Our compensation decisions with respect to executive officer salaries and annual incentives, as well as long-term incentives such as restrictive stock awards, are influenced by (a) the executive’s level of responsibility and function, (b) our overall performance and profitability and (c) our assessment of the competitive marketplace, including other peer companies.  As discussed below in more detail, our philosophy is to focus on total direct compensation opportunities through a mix of base salary and annual cash bonus, and long-term incentives, including stock-based awards.

Overview of Compensation Committee

The Compensation Committee of our board of directors (referred to in this discussion as the Committee) has responsibility for the review, interpretation and administration of our compensation and benefit programs, including the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan, or the 2005 Stock Plan.  The Committee’s responsibilities include, among other duties, the responsibility to establish the base salary, incentive compensation and any other compensation for our chief executive officer and review and approve the chief executive officer’s recommendations for the compensation of certain executive officers reporting to him.  For a further discussion of the role of our chief executive officer in the compensation approval process, see “Role of Executive Officers in Determining Compensation” under this Part III.  The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive.  In order to accomplish that objective, the Committee believes that the compensation packages provided by the Company to its key employees, including our executive officers, should include both cash and stock-based compensation that rewards performance measured against established goals.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying charts, we refer to our named executive officers.  The key compensation package provided to our named executive officers includes:

•                  base salary, which provides fixed compensation based on competitive market practice;

•                  bonus/performance based incentive compensation, which provides focus on meeting annual goals that lead to our long-term success and motivates achievement of critical annual performance metrics;

•                  equity compensation, which is designed to reward and motivate employees by aligning their interests with those of the stockholders of our parent and provide an opportunity to acquire a proprietary interest in the Company; and

•                  retirement and other benefits.

Determination of Appropriate Pay Levels

We do not utilize benchmarking to establish compensation levels.  However, as discussed below, market information regarding pay practices at other companies is compiled and considered in assessing the reasonableness of compensation, and ensuring that compensation levels remain competitive in the marketplace.  Data from various compensation surveys, including surveys compiled by the Forest Products Industry Compensation Association (FPICA), the North Carolina Citizens for Business and Industry and the William M. Mercer Pulp & Paper Companies Survey are reviewed as part of the compensation review process for our named executive officers.  The paper and pulp companies included in these surveys are:

Appleton	Hood Industries	Rayonier
Appleton Coated	International Paper	Rock-Tenn
Boise Cascade	Interstate Resources	Roseburg Forest Products
Bowater	Koch Cellulose	Sappi Fine Paper
Buckeye Technologies	Longview Fibre	Sierrapine
Caraustar	Louisiana-Pacific	Simpson Investment Co.
Columbia Forest Products	MeadWestvaco	Smurfit-Stone Container
Deltic Timber	Menasha Forest Products	Sonoco Products Co.
Fox River Paper	Menasha Packaging Co.	SP Newsprint
Fraser Papers	Mohawk Paper Mills	Stora Enso North America
Georgia Pacific	Packaging Corp of America	Swanson Group
Glatfelter	Plum Creek Timber	Temple-Inland
Graphic Packaging	Pope & Talbot	Timber Products Co.
Green Diamond Resource Co.	Port Townsend	UPM-Kymmene
Gulf States Paper	Potlatch	West Linn Paper
Hancock Forest Management		Weyerhaeuser

Four of our named executive officers participate each year in a senior management bonus program (the “Senior Management Bonus Program”).  Under the Senior Management Bonus Program, 80% of the bonus payment is based on the achievement of earnings before interest, taxes, depreciation and amortization, or EBITDA, targets and 20% of the bonus payment is discretionary, as determined by the Committee, based on the officer’s individual performance.

In addition, certain of our key employees, including one of our named executive officers, participate each year in a bonus or performance incentive plan.  This plan is based on achievement of individual goals, using EBITDA targets as a multiplier.  Accomplishments can be measured quarterly, semi-annually, annually or a combination thereof, with corresponding cash payments if successful.

All of our employees participate in the Employee Stock Ownership Plan, or ESOP, created by our parent, Blue Ridge Holding Corp., whereby all employees receive shares of the common stock of our parent.  In addition to participation in our ESOP, awards of restricted common stock units of our parent are granted periodically by the Committee to our key employees, including the named executive officers.   We discuss the ESOP and restrictive common stock unit awards elsewhere in this Part III under “Employee Stock Unit Award Agreements,” “2005 Employee Stock Unit Plan” and “Employee Stock Ownership Plan.”

Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance and providing an incentive for the achievement of both short-term and long-term strategic goals.  The following factors are considered to determine the amount of salary and other benefits paid to each executive officer:

•                                          overall job performance, including performance against corporate and individual objectives;

•                                          job responsibilities, including unique skills necessary to support the long-term performance of the Company;

•                                          teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force;

•                                          performance of general management responsibilities, including exhibiting a positive attitude, commitment to company objectives and making a contribution to the continuing success of the Company; and

•                                          the Company’s overall financial position and providing for an equitable distribution of compensation throughout the Company.

Allocation of Compensation

There is no pre-established policy or target for the allocation between cash and non-cash or short-term and long-term compensation.  The factors described above, as well as the overall compensation philosophy and compensation survey information, is reviewed to determine the appropriate level and mix of compensation.  Historically, and in fiscal 2006, a majority of the total compensation granted to named executive officers was in the form of cash compensation.

Timing of Compensation

As discussed elsewhere, compensation, including salary base adjustments, incentive plan eligibility, incentive plan goal specifications and incentive plan payments, for our named executive officers are reviewed annually, usually in the first quarter.  Awards of restricted common stock units are not granted every year and there is no pre-established timing for the awards.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for the Company.  All of the named executive officers, however, currently own common stock of our parent in their ESOP accounts and shares of restricted common stock of our parent.  Each of the named executive officers has the right to “put,” or require our parent to purchase, their shares of restricted common stock at the price of $6.49 per share on or before March 31, 2007.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the named executive officers were:

•              base salary;

•              bonus/performance-based incentive compensation;

•              equity awards under the ESOP; and

•              retirement and other benefits.

No awards of restricted common stock units were granted in 2006; however, the holders of previously awarded restricted common stock units that had vested, including the named executive officers, requested that stock certificates for their shares of restricted common stock be issued as of June 30, 2006.

Base Salary

We provide our named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his position and responsibility using market based compensation data.  Base salary ranges are designed so that salary opportunities for a given position are generally based on the midpoint of the base salary established for each position, but will vary according to the individual’s performance, length of service in the position and other variables.

During the review of base salaries for executive officers, the following factors are considered by the Committee:

•              market data provided by compensation surveys;

•                                          internal review of the executive’s compensation, both internally and relative to other executive officers; and

•              individual performance of the executive.

Base salary levels are reviewed annually, usually in the first quarter, as part of our performance review process.  In addition, salaries may be reviewed upon a change in job responsibilities, such as a promotion.  Merit based increases to salaries of executive officers are based on an assessment of the individual’s overall performance.

On February 14, 2007, we entered into amended and restated employment agreements with each of our named executive officers, which replaced prior employment agreements.  We discuss the terms and conditions of these employment agreements elsewhere in this Part III under the heading “Employment Agreements.”

Bonus/Performance Based Incentive Compensation

Under the 2006 Senior Management Bonus Program, four of our named executive officers were eligible to receive cash bonus payments, 80% of which were conditioned upon our achievement of certain EBITDA targets and 20% of which were based on the individual officer’s performance, as determined by the Committee in its sole discretion.

The 2006 EBITDA target for our chief executive officer was as follows:

Payout as % of Salary	Target
0%	$21 million
40%	$26 million
80%	$31 million
120%	$36 million

The 2006 EBITDA targets for each of our other named executive officers (except for Robert M. Shanahan who participated in the 2006 Incentive Plan as described below) were as follows:

Payout as % of Salary	Target
0%	$21 million
30%	$26 million
60%	$31 million
90%	$36 million

The 2006 Annual Performance and Sales Incentive Plan, or the 2006 Incentive Plan, provided the opportunity for certain eligible participants, including one of the named executive officers, to receive cash bonus payments conditioned upon the achievement of significant goals and objectives during a specified period, which goals and objectives were aligned with the 2006 annual corporate goals and objectives.  The key employees eligible to participate in the 2006 Incentive Plan were determined in the first quarter of 2006 (unless they are hired later in the year), subject to the approval of the chief executive officer.  Incentive award opportunities are expressed as a percent of base salary and may be earned by a participant if the participant achieves the agreed upon goals and objectives with the specified time period (quarterly, semi-annually, annually or a combination thereof) and depending on the Company’s financial performance during the relevant period.  Within ninety (90) days of the beginning of each calendar year, an “Award Grid” is published and distributed to participants that year.

In 2006, the Award Grid was based on our EBITDA performance in the relevant period.  The following are excluded from EBITDA, based on generally accepted accounting principles (GAAP) definitions:

•              Extraordinary or unusual charges;

•              Changes in GAAP;

•              Gains or losses from discontinued operations;

•              Restructuring charges; or

•                                          Any other extraordinary or unusual charges that are quantified and identified separately on the Income Statement for the relevant time period.

The achievement of a participant’s goals are evaluated at the end of the relevant time period numerically (1-4, with 4 being the highest rating) based on the participant’s performance.  Each goal is also assigned a “weight” or percentage based on the importance of achievement of that goal to the Company, with the sum of the weighting of all goals equal to 100%.

The named executive officer who participates in the 2006 Incentive Plan is in the 60% of base salary target category.

Each of the named executive officers for the fiscal year ended December 31, 2006 received the following aggregate payments in February, 2007 under the 2006 Senior Management Bonus Program, except for Robert M. Shanahan, for whom a cash award was made under the 2006 Incentive Plan:

Name	2006 Total Cash Incentive Payment
Richard A. Lozyniak	$362,000.00
John B. Wadsworth	$150,401.00
Terry A. Huskey	$155,466.00
Phillip E. Bowen	$159,917.00
Robert M. Shanahan	$123,720.00

Employee Stock Ownership Plan

Effective May 14, 1999, our parent established the ESOP for eligible employees of the Company as a means of establishing employee ownership in return for a reduction in employee salaries and wages.  The ESOP owns shares of the common stock of Blue Ridge Holding Corp.

The ESOP specifies that a total of 5,040,000 shares of our parent’s common stock will be allocated to the ESOP from May 14, 1999 through May 13, 2006.  For each plan year, our parent contributes cash or stock to the ESOP as determined by the board of directors, not to exceed the maximum amount deductible by the Company for tax purposes or the maximum participant compensation under Internal Revenue guidelines.  A total of 262,356 shares of common stock of our parent were allocated to the ESOP in 2006, bringing the total number of shares allocated to the ESOP to 5,040,000.

Generally, shares owned by the ESOP are allocated to individual employee accounts based on the employee’s base salary and bonus, not to exceed $220,000, in the relevant year, as a percentage of the total payroll for the Company that year.  The shares or their cash equivalent become distributable to an employee upon the employee’s retirement, termination of employment, death or disability.

Retirement and Other Benefits

Pension Plan

The Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc., or the Pension Plan, is a tax-qualified defined benefit retirement plan that covers all salaried employees hired prior to April 1, 2005 and who have completed one year of service.  Effective April 1, 2006, new entrants are not eligible to participate in the Pension Plan.  Each of the named executive officers is eligible to participate in the Pension Plan.  The Pension Plan provides for a retirement benefit based on a formula that takes into account a participant’s years of credited service and final average earnings.  The formula below provides an illustration as to how the retirement benefits are calculated:

(1.667% of Final Annual Average Earnings, multiplied by years of

Credited Service up to a maximum of 30 years)

MINUS

(1.667% of primary Social Security benefit, multiplied by years of

Credited Service up to a maximum of 30 years)

PLUS

(If the individual has more than 30 years of Credited Service, 0.5% of Final Monthly

Average Earnings, multiplied by years of Credited

Service beyond 30 years)

Participants become fully vested in the Pension Plan after five years of service.  All of the named executive officers are fully vested in the Pension Plan.

401(K) Plan

The Blue Ridge Paper Products Inc. 401(K) Plan is a tax-qualified retirement savings plan available to all employees of the Company.  Effective January 1, 2006, we amended the 401(K) Plan to provide, among other things, for:

•                                          Automatic enrollment of all non-represented employees employed after December 31, 2005;

•                                          Matching contributions by us in the amount of up to 50% on the first three percent (3%) contributed for each non-represented salaried employee; and

•                                        Retirement savings contributions made in our sole discretion to our salaried employees hired on or after April 1, 2005 who have not met the eligibility requirements of the Pension Plan.  The eligible employee must be employed by us on the last day of the quarter for which the matching contribution relates.

Each of the following named executive officers participates in the 401(k) Plan and in 2006 received matching contributions from us under the 401(k) Plan as follows:

Name	2006 Matching Contributions under the 401(K) Plan
Richard A. Lozyniak	$4,875.00
John B. Wadsworth	$2,769.88
Terry A. Huskey	$2,721.86
Phillip E. Bowen	$2,728.66

Robert M. Shanahan does not participate in the 401(K) Plan and therefore did not receive a matching contribution from us in 2006.

Other Benefits

Each of the named executive officers also receives medical and dental insurance coverage on the same terms as other non-represented employees.  We also pay the premiums for term life insurance coverage for each of the named executive officers on the same terms as other non-represented employees.   In addition, we provide postretirement health care for all retirees and employees, except for salaried employees hired after March 1, 2005.  All of the named executive officers are eligible for postretirement health care coverage under this plan.

Accounting and Tax Considerations

We adopted the provisions of SFAS 123R using the prospective method effective January 1, 2006.  There was no accounting effect on any of the outstanding awards of restricted common stock units.

We have structured our compensation program to comply with Internal Revenue Code Section 162(m). Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance based.  We do not have any individuals with compensation in excess of the Internal Revenue Code 162(m) tax deduction limit.

Role of Executive Officers in Determining Compensation

Our chief executive officer recommends to the Committee base salary, target bonus levels, actual bonus payouts, including what portion of the 20% discretionary bonus payment under the Senior Management Bonus Program should be paid and, as applicable, restrictive stock unit awards for our senior officer group (other than himself).  Our chief executive officer makes these recommendations to the Committee based on data from various compensation surveys, as discussed above, and qualitative judgments regarding individual performance.  He is not involved with any aspect of determining his own pay.  The Committee reviews the compensation of our chief executive officer and also reviews the compensation of our other executive officers, based on the recommendations of our chief executive officer.  The named executive officers are not present for these discussions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael G. Psaros

Raquel V. Palmer

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended December 31, 2006 awarded to, earned by or paid to our chief executive officer and chief financial officer, and the other three most highly compensated executive officers.  Each of the named executive officers have received cash payments under the 2006 Incentive Plan that, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (g) rather than “Bonuses” under column (d).  The cash compensation awards under the 2006 Senior Management Bonus Program and 2006 Incentive Plan were approved by the Compensation Committee on February 14, 2007 and were paid out shortly thereafter.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)(1)	Change in Pension Value and Nonqual- ified Deferred Compen- sation Earnings ($)(3)	All Other Compen- sation ($)		Total ($)
Richard A. Lozyniak President and Chief Executive Officer	2006	$325,000	—	—	—	$362,000	$19,583	$10,226	(4)	$716,809
John B. Wadsworth Chief Financial Officer	2006	$184,651	—	—	—	$150,401	$89,336	$8,121	(4)	$432,509
Terry A. Huskey Vice President and General Manager- Paper	2006	$189,167	—	—	—	$155,466	$41,315	$8,073	(4)	$394,021
Phillip E. Bowen Vice President and General Manager- Packaging	2006	$189,625	—	—	—	$159,917	$51,530	$8,080	(4)	$409,152
Robert M. Shanahan Vice President, Manufacturing & Mill Management	2006	$188,250	—	—	—	$123,720	$20,541	$17,787	(4)(5)	$350,298

(1)                                  The amounts in column (g) reflect the cash awards to the named individuals under the 2006 Senior Management Bonus Program, except for Robert M. Shanahan for whom a cash award was made under the 2006 Incentive Plan.  Both of these plans are discussed in further detail under “Bonus/Performance Based Incentive Compensation” and that, for purposes of this Summary

Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (g) rather than “Bonuses” under column (d).

(2)                                  On February 1, 2007, the Compensation Committee of the board of directors approved awards of 25,000 restricted stock units under the 2005 Employee Stock Unit Plan to each of the named executive officers.  These awards will be reported in column (e) of the Summary Compensation Table for the fiscal year ending December 31, 2007.

(3)                                  The amounts in column (h) reflect the actuarial increase in the present value of the named executive officer’s benefits under the Pension Plan (as discussed in more detail under “Pension Benefits” in this Item 11) determined using interest rate and mortality rate assumptions consistent with those used in the our financial statements.

(4)                                  The amounts in column (i) include for each named executive officer: (i) matching contributions allocated by us under the 401(k) Plan; (ii) the dollar value of premiums paid with respect to life insurance; and (iii) the value of shares of our parent’s common stock allocated to the account of the named executive officer under the ESOP.

(5)                                  The amount in column (i) includes a $12,436 payment to Mr. Shanahan in lieu of bridging his pension service from 1999 until 2001.

Employment Agreements

On February 14, 2007, we entered into an amended and restated employment agreement (referred to in this Annual Report individually as an Agreement and collectively as the Agreements) with each of Richard A. Lozyniak, John B. Wadsworth, Phillip E. Bowen, Terry A. Huskey and Robert M. Shanahan.  The Agreements replace the prior employment agreements by and between us and each of Messrs. Lozyniak, Wadsworth, Bowen and Huskey, each dated as of March 21, 2005, and an employment agreement with Mr. Shanahan, dated as of July 16, 2001.

Pursuant to the Agreements, Messrs. Lozyniak, Wadsworth, Bowen, Huskey and Shanahan will continue to serve as our president and chief executive officer, chief financial officer, vice president and general manager/packaging, vice president and general manager/paper, and vice president, manufacturing and mill manager, respectively.  The Agreements commenced on February 14, 2007 and, subject to the provisions of the Agreements, will terminate as of the close of business on December 31, 2011; provided that the Agreements will automatically renew for successive one-year terms unless either party to such Agreement gives written notice of non-renewal to the other at least 30 days prior to the end of the initial term or renewal term, as applicable.  The Agreements provide for a salary for Messrs. Lozyniak, Wadsworth, Bowen, Huskey and Shanahan at the annual rate of $325,000, $185,000, $190,550, $190,000 and $189,900, respectively, and eligibility to receive an annual cash bonus in accordance with our performance incentive plan.  Each named executive officer will also be entitled to participate in all benefit plans or arrangements generally made available to executive employees of the Company.

In the event of a named executive officer’s termination of employment by us without “cause” or by a named executive officer for “good reason” (each, as defined in the Agreements), the executive will be entitled to (i) a payment equal to such executive’s base salary and bonus compensation (based on the last five years’ average) and (ii) continued participation in our group health plan, with such executive assuming all payment obligations, in each case for a period of one year following such termination.  In the event of a named executive officer’s termination of employment for any reason (other than a termination by us for cause) within 18 months following a “change in control” (as defined in the Agreements) of the Company, such executive will be entitled to (i) a lump sum payment equal to three times the sum of the executive’s average base salary plus the executive’s average bonus compensation (each, based on the last five years’ average) and (ii) continued participation in our group health plan, with such executive assuming all payment obligations, for a period of 18 months following such termination.  The foregoing change in control benefits will be in lieu of any other severance benefits payable under the Agreement and will not be payable to a named executive officer if such executive is offered “comparable employment” (as defined in the Agreements) within 60 days following the consummation of the change in control.  To the extent that the total change in control benefits payable to an executive, whether under an Agreement or otherwise, would exceed the applicable limitation of Section 280G of the Internal Revenue Code, such benefits will be reduced to the extent necessary so that the total value of such benefits does not exceed such limitation.

The Agreements contain a non-competition covenant that prohibits a named executive officer from competing against us within the United States as well as a non-solicitation provision that prohibits an executive from actively soliciting our employees and customers, in each case, applicable during employment and continuing until the second anniversary of a termination by us for cause or by an executive without good reason or until the first anniversary of a termination by us without cause, by an executive for good reason or as a result of death or disability.  However, the non-competition covenant will not apply following any termination of an executive’s employment that occurs within 18 months following a change in control of the Company.  Each named executive officer is also subject to perpetual non-disparagement and confidentiality obligations under the Agreement.

OPTION EXERCISES AND STOCK VESTED

The following table includes certain information with respect to restricted stock unit awards that vested during the fiscal year ended December 31, 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Richard A. Lozyniak President and Chief Executive Officer	—	—	—	—
John B. Wadsworth Chief Financial Officer	—	—	—	—
Terry A. Huskey Vice President and General Manager—Paper	—	—	2,488	$16,147
Phillip E. Bowen Vice President and General Manager—Packaging	—	—	—	—
Robert M. Shanahan Vice President, Manufacturing & Mill Management	—	—	1,800	$11,682

(1)                                  Reflects number of restricted stock units granted on January 1, 2005 that vested on June 30, 2006.  Under the terms of the award agreement, however, stock certificates evidencing the restricted stock have not yet been issued.  Such stock certificates will be delivered to the named executive officer on the earliest to occur of (a) June 30, 2007, at the election of such named executive officer; (b) the termination of employment of such named executive officer; (c) the date which is 18 months after an initial public offering of the Company; or (d) the date on which any right or obligation to sell shares of restricted common stock becomes effective under the Stockholders Agreement (as discussed in more detail under “Stockholders Agreement” in Item 10 of this Annual Report), as if the named executive officer was a shareholder as defined in the Stockholders Agreement.  Upon issuance of the stock certificates, the actual number of shares issued and delivered to the named executive officer (and the concurrent value thereof) will be reduced from the amounts set forth in columns (1) and (2) to reflect certain tax withholdings.

 (2)                               The value for the restricted stock units was calculated based on the valuation of $6.49 per share prepared by an independent appraisal firm as of December 31, 2006.  As described in the preceding footnote, upon issuance of the stock certificates, the actual number of shares issued and delivered to the named executive officer (and the concurrent value thereof) will be reduced from the amounts set forth in columns (1) and (2) to reflect certain tax withholdings.

Employee Stock Unit Award Agreements and Restricted Stock

Our parent, Blue Ridge Holding Corp., has granted certain of our named executive officers restricted stock units relating to the following number of shares of its common stock: Terry A. Huskey: 2,488 and Robert M. Shanahan: 1,800.  These restricted stock units vested as of June 30, 2006.

Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the executives after the occurrence of certain events specified in the agreement evidencing the grant, including the executive’s termination of employment for any reason and an initial public offering.  To the extent that shares are not delivered to the executive by June 30, 2007, the executive may elect to receive the stock certificates on and after that date.  Any shares delivered shall be subject to the terms and conditions (including the limitations on transferability) of the Stockholders Agreement. In certain circumstances, our parent has the right, but not the obligation, to repurchase shares from the executives and the executive (or his or her estate or legal representative) may cause our parent to purchase shares of common stock held by the executive in accordance with the terms of the agreement evidencing the grant.  Upon issuance of the stock certificates evidencing the shares, the actual number of shares issued and delivered to the named executive officer will be reduced to reflect tax withholdings.

In addition to the restricted stock units discussed above, our parent previously granted restricted stock units relating to the following number of shares of its common stock: Richard A Lozyniak: 63,000; John B. Wadsworth: 12,000; Terry A. Huskey: 5,500; Phillip E. Bowen: 15,000; and Robert M. Shanahan: 4,500.  All of these restricted stock units have vested and shares of restricted common stock of our parent were issued on June 30, 2006 to each of the named executive officers for shares of restricted common stock as follows: Richard A. Lozyniak: 42,557; John B. Wadsworth: 8,106; Terry A. Huskey: 3,715; Phillip E. Bowen: 10,133; and Robert M. Shanahan: 3,040 (the actual number of shares issued and delivered to the named executive officer was reduced to reflect tax withholdings).  The shares of restricted common stock are subject to the terms and conditions of the Stockholders Agreement.  Each of the named executive officers has the right to put their shares, or require our parent company to purchase the shares, at the price of $6.49 per share on or before March 31, 2007.

2005 Employee Stock Unit Plan

In March 2005, the board of directors of our parent adopted the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan.  The plan authorizes a total of 250,000 restricted stock units to be awarded to selected management employees, as determined by the compensation committee of our board of directors.  No single individual is eligible to receive more than 10% of all restricted stock units available for grant under the plan.  Awards under the plan for 245,000 restricted stock units were granted on February 1, 2007 to 34 employees, including 25,000 restricted stock units to each of the named executive officers.  Each award under the plan was evidenced by a grant agreement.

The form of grant agreement provides that awards will vest ratably in installments on each of the first five anniversaries of the date of grant, subject to immediate vesting upon a change in control (as defined in the award agreement).  In addition, upon a termination of employment by reason of death or disability, by us without cause, or by the employee for good reason, any unvested portion of outstanding awards will vest ratably on a daily basis.  The award agreement also provides that all unvested awards will immediately expire upon a termination for cause or a voluntary resignation.

Stock certificates evidencing the number of shares of common stock that have become vested will be delivered to the participants after the occurrence of certain events specified in the agreement evidencing the grant, including the participant’s termination of employment for any reason and the date 18 months after an initial public offering.  The shares will be vested on the fifth anniversary of the date of grant.  The participants shall receive the stock certificates within 30 days after such occurrence.  Following a six-month waiting period, the participants can put the shares to us at the fair market value.  Any shares delivered are subject to the terms and conditions (including the limitations on transferability) of the Stockholders Agreement.  After termination of a participant’s employment and upon certain other events, our parent has the right, but not the obligation, to repurchase shares from the participants.  Following the fifth anniversary of the date of grant or an earlier termination by reason of death or disability, our parent shall be obligated under the award agreement, except in specified circumstances including following an initial public offering, to purchase any outstanding shares of common stock the participant received pursuant to a plan award.  As a condition to receipt of an award, the shares evidenced by it, or payment for those shares, participants in the plan may be required by the Compensation Committee to certify that they have not disparaged, competed with, or solicited the employees, customers or suppliers of, us, our parent or our parent’s affiliates and have not disclosed any confidential information.  An award may be subject to forfeiture if the participant violates those obligations.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each named executive officer, under the Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.  Information regarding the Pension Plan can be found in footnote 10 to the financial statements that accompany this Annual Report on Form 10-K.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Richard A. Lozyniak President and Chief Executive Officer	Pension Plan	7.51		$96,752.86	—
John B. Wadsworth Chief Financial Officer	Pension Plan	28.28		$494,838.07	—
Terry A. Huskey Vice President and General Manager—Paper	Pension Plan	26.71		$291,526.30	—
Phillip E. Bowen Vice President and General Manager—Packaging	Pension Plan	26.87		$342,096.89	—
Robert M. Shanahan Vice President, Manufacturing & Mill Management	Pension Plan	5.42	(2)	$81,142.82	—

(1)                                  The pension benefits are earned based on credited years of services and final average earnings.  Benefits are calculated as follows: (1.667% of final annual average earnings, multiplied by years of credited service up to a maximum of 30 years), minus (1.667% of the primary Social Security benefit, multiplied by years of credited service up to a maximum of 30 years), plus, if the individual has more than 30 years of credited service (0.5% of final annual average earnings multiplied by years of credited service beyond 30 years).  All of the named executive officers are vested in their pension benefits.

 (2)                               Mr. Shanahan receives an annual payment of $12,436 outside of the Pension Plan in lieu of bridging his pension service from 1999 until 2001, which amount is also reflected in the Summary Compensation Table under column (j) and referenced in footnote (5) thereof.

Compensation of Directors

Members of our and our parent’s board of directors do not receive director’s fees or other compensation for services as directors.  All members of our and our parent’s board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board.  For fiscal year 2006, each of the directors who served as union designees (Jeffery A. Bailey, Norris L. Hartman, Jr., and Romaine L. Wilson) and Dann D. Jesse, the director who served as the salaried employee designee (referred to collectively as the Employee Directors), received salary payments and  pension benefits under our Pension Plan and shares of our parent’s common stock allocated to their accounts under the ESOP.  Dann Jesse also received a cash compensation award under our 2006 Incentive Plan, as well as matching contributions allocated by us under the 401(k) Plan.  All of such payments were made to the Employee Directors in their capacity solely as union or salaried employees of the Company and not in their capacity as members of the board of directors, and none of the Employee Directors are named executive officers.  Other than Richard A. Lozyniak, our chief executive officer, and the Employee Directors, no other employee of the Company serves as a member of our or our parent’s board of directors.  Compensation paid to Mr. Lozyniak in 2006 is reflected in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

The following table summarizes the value of the termination payments and benefits that our named executive officers would receive if they had terminated employment on December 31, 2006 under the circumstances shown pursuant to (i) employment agreements we have entered into with the named executive officers and (ii) our unfunded postretirement defined benefit health care plan.  The tables exclude (i) amounts accrued through December 31, 2006 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for 2006 and (ii) vested account balances under our 401(k) plan that is generally available to all of our employees.

	Termination Without Cause Or For Good Reason				Termination for Any Reason Within 18 Months of Change in Control (1)
Name and Title	Salary & Bonus ($)(2)	Benefits ($)(3)		Total ($)	Salary & Bonus ($)(4)	Benefits ($)(3)		Total ($)
Richard A. Lozyniak President and Chief Executive Officer	$513,425	—		$513,425	$1,540,275	—		$1,540,275
John B. Wadsworth Chief Financial Officer	$284,366	$140,908	(5)	$425,274	$853,098	$140,908	(5)	$994,006
Terry A. Huskey Vice President and General Manager—Paper	$291,039	—		$291,039	$873,117	—		$873,117
Phillip E. Bowen Vice President and General Manager— Packaging	$282,811	—		$282,811	$848,433	—		$848,433
Robert M. Shanahan Vice President, Manufacturing & Mill Management	$275,297	—		$275,297	$825,891	—		$825,891

(1)           Excluding a for “cause” termination.

(2)                                  Reflects the average salary and bonus compensation (based on the last five years’ average), payable for a period of one year following the date of termination.

(3)                                  Named executive officer is entitled to continue participation in our group health plan, assuming they make a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, at the executive’s expense.

(4)                                  Reflects a lump sum payment equal to three times the sum of executive’s average base salary, plus average bonus compensation (each, based on the last five years’ average).

(5)                                  Reflects the present value of estimated retiree medical benefits for Mr. Wadsworth and his spouse under the Blue Ridge Paper Products Inc. Postretirement Healthcare Program, assuming Mr. Wadsworth retired on December 31, 2006 and elected coverage for both.  The aggregate present value of our estimated paid benefits is $140,908 (representing $65,594 for Mr. Wadsworth’s coverage and $75,314 for his spouse).  The present values provided in the table represent only the 50% employer paid portion.  Mr. Wadsworth would be required to pay for 50% of the aggregate cost of benefits if he retired on December 31, 2006.  The present value of the benefits is derived using the medical cost trend and discount rate assumptions utilized in preparing the financial disclosures under FAS 106/132.  The actual benefits payable to Mr. Wadsworth at his retirement may be significantly lower than the amount reflected in the above table.  The benefits would pay Mr. Wadsworth and his spouse’s medical costs incurred.  As of December 31, 2006, Mr. Wadsworth is the only named executive officer who would be eligible to receive retiree medical benefits based on his age on that date.

We have entered into employment agreements effective February 14, 2007 with each of our named executive officers (as discussed in further detail under “Employment Agreements” in this Item 11).  The table below illustrates the amount of compensation that would be payable to each of our named executive officers pursuant to these employment agreements upon a (1) termination of employment by us without “cause” or by an executive for “good reason,” as defined in the employment agreements; or (2) termination of employment for any reason (other than termination for cause) within 18 months of a “change in control” as defined in the employment agreements.  Although the terms of the new employment agreements are being used for purposes of this illustration, the amounts shown assume that such termination was effective December 31, 2006, and therefore include amounts earned through such date and are estimates of the amounts which would be paid out to the named executive officers upon their termination.  The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

The Blue Ridge Paper Products Inc. Postretirement Healthcare Program provides retiree medical benefits for eligible retirees and their spouses.  Benefits prior to age 65 are provided through a continuation of coverage under our in-network PPO plan provided to active employees, and benefits after age 65 are provided through the purchase of a Medicare Supplement policy.  The cost of benefits is shared between us and the retiree based on age and service at retirement.  Benefits are provided by us on an annual basis as long as the retiree continues to pay premiums for his portion of the cost.  Our post-65 obligation will be capped at $25,000 for any employee who retires after December 31, 2008.  Salaried employees hired on and after March 1, 2005 are not eligible to participate in the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

We are a wholly owned subsidiary of Blue Ridge Holding Corp.  As of February 15, 2007, our parent’s outstanding capitalization consisted of 11,571,490 shares of common stock, par value $0.01 per share, and 3,452 shares of Series A Preferred Stock, par value $0.01 per share.  The following table sets forth information with respect to the beneficial ownership of our parent’s capital stock as of February 15, 2007 by:

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Total Common Stock (%)	Number of Shares of Preferred Stock		Percentage of Total Preferred Stock (%)
KPS Special Situations Fund, L.P.(1)	6,120,750	(2)	52.9%	3,091	(3)	89.5%
GreatBanc Trust Company (4)	4,571,842		39.5%	—		—
GE Capital CFE, Inc. (formerly known as CFE, Inc.)(5)	683,250		5.9%	345		10.0%
Richard A. Lozyniak(6)	84,474	(7)	*	16		*
John B. Wadsworth(6)	17,849	(8)	*	—		—
Terry A. Huskey(6)	13,562	(9)	*	—		—
Phillip E. Bowen(6)	20,434	(10)	*	—		—
Robert M. Shanahan(6)	11,194	(11)	*	—		—
Jeffery A. Bailey(6)	3,240	(12)	*	—		—
Jay Bernstein(1)	—		—	—		—
Norris L. Hartman, Jr.(6)	2,249	(12)	*	—		—
Stephen E. Hoey(1)	—		—	—		—
Dann D. Jesse(6)	6,548	(12)	*	—		—
Eugene J. Keilin(1)	6,120,750		52.9%	3,091	(1)	89.5%
Raquel V. Palmer(1)	—		—	—		—
Michael G. Psaros(1)	6,120,750		52.9%	3,091	(1)	89.5%
David P. Shapiro(1)	6,120,750		52.9%	3,091	(1)	89.5%
Romaine L. Wilson(6)	2,366	(12)	*	—		—
All directors and executive officers as a group (15 persons)	6,282,666	(7)	54.3%	3,107		90.0%

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

(3)                                  Includes 758 shares of Series A Preferred Stock owned directly by its affiliate, KPS Supplemental Fund.

(4)                                  Trustee of the ESOP maintained by our parent, Blue Ridge Holding Corp.  The trustee shares voting power with each ESOP participant with respect to such participant’s ESOP shares of common stock.  The address for the trustee is 1301 W 22nd Street, Ste 800, Oak Brook, Illinois 60523.

(5)                                  The address for GE Capital CFE, Inc. is 201 High Ridge Road, Stamford, Connecticut 06927.

(6)                                  The address for each of our named executive officers and each member of our board of directors other than the KPS designees is c/o Blue Ridge Paper Products Inc., 41 Main Street, P.O. Box 1429, Canton, North Carolina 28716.

(7)                                  Includes 42,557 shares of restricted common stock, 10,417 shares of common stock held indirectly as a participant in the ESOP and 31,500 shares which were purchased in 1999.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

(8)                                  Includes 8,106 shares of restricted common stock and 9,742 shares of common stock held indirectly as a participant in the ESOP.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

(9)                                  Includes 3,715 shares of restricted common stock and 9,846 shares of common stock held indirectly as a participant in the ESOP.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

(10)                            Includes 10,133 shares of restricted common stock and 10,301 shares of common stock held indirectly as a participant in the ESOP.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

(11)                            Includes 3,040 shares of restricted common stock and 8,153 shares of common stock held indirectly as a participant in the ESOP.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

(12)                            Consists solely of shares of common stock held indirectly as a participant in the ESOP.  Each participant shares voting power with the ESOP trustee with respect to such participant’s ESOP shares of common stock.

Employee Stock Ownership Plan

As part of the formation of our Company in 1999, our parent created an Employee Stock Ownership Plan (ESOP).  Each year shares of common stock of our parent are issued to employees under the ESOP.  On a fully diluted basis and not giving effect to the retirement of any employees, employees would own 40% of our parent by May 13, 2006.  Employees working at our Richmond facility that was acquired in 2000 do not currently participate in the ESOP.  The ESOP provides that, to the extent the shares of common stock held in the plan accounts have not yet become readily tradable on an established market, participants can require our parent to repurchase the shares of common stock held in their retirement plan accounts over a five-year period (commencing one year after termination, except for immediate commencement in the case of death) (i) upon their retirement of disability or (ii) six years after their termination of employment for reasons other than retirement or disability.  As such, we have recorded an obligation to redeem ESOP shares of $29.7 million and $27.7 million as of December 31, 2006 and 2005, respectively.  The dollar amount of our obligations to redeem ESOP shares is determined by multiplying the per share value of our parent’s common stock as periodically determined by an independent appraiser, by the number of shares of our parent’s common stock eligible for redemption at the time of computation.  As of December 31, 2006, the appraised value of our parent’s common stock was $6.49 per share, which is the basis for the computation shown above for December 31, 2006.

Table of Equity Compensation Plans

The following table sets forth information with respect to compensation plans adopted by our  parent, Blue Ridge Holding Corp., under which shares of common stock of our parent are authorized and issued or issuable to certain of our employees:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	36,538	—	—
Total	36,538	—	—

(1)                                  Reflects 36,538 restricted stock units granted to certain management employees, including  2,488 restricted stock units granted to Terry A. Huskey on January 1, 2005 and 1,800 restricted stock units granted to Robert M. Shanahan on January 1, 2005.  Shares of restricted common stock of our parent are issuable upon vesting of the restricted stock units in accordance with the terms of the award agreements.  Upon issuance of the stock certificates, the actual number of shares of common stock of our parent issued and delivered to the employee will be reduced from the amount reflected in column (a) to reflect certain tax withholdings.  A summary of the terms of the award agreements is included in Item 11 under “Employee Stock Unit Award Agreements and Restricted Stock.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a Management Services Agreement with KPS Special Situations Fund, L.P., a majority stockholder of our parent, dated as of May 14, 1999, wherein KPS agreed to provide us with advisory and management services.  In consideration for such services, we agreed to pay KPS an amount equal to 0.5% of our parent’s consolidated gross revenue each quarter, such amount not to exceed $3.0 million in any fiscal year.  Due to certain restrictions in our credit agreement, since September 2001, the management fee was accrued but not paid, with the accrued balance to be paid out upon termination of the agreement.  Effective as of October 1, 2003, we assigned the obligations under the agreement to our parent with the result that the management fee ceased to be one of our legal obligations.  On January 28, 2005, the Management Services Agreement between KPS and our parent was amended to terminate any future management fees to KPS, effective January 1, 2005.  Any accrued and unpaid management fees as of December 31, 2006 remain payable by our parent to KPS.  We are prohibited from paying these accrued fees under the terms of the indenture governing the notes issued by us on December 17, 2003 and our working capital facility.

In addition, we have entered into a working capital facility with General Electric Corporation, an affiliate of which is one of our parent’s stockholders, as agent and lender.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further description of the working capital facility.

See “Stockholders Agreement” in Item 10 and “Employment Agreements” in Item 11 of this Part III for information on other agreements relating to management.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees billed to us by our independent registered public accountants for the fiscal years ended 2006 and 2005:

	2006	2005
Audit Fees	$405,000	$360,000
Audit-Related Fees	$55,000	$44,500
Tax Fees	$—	$—
All Other Fees	$37,200	$10,500
Total	$497,200	$415,000

Audit Fees

Fees to KPMG LLP for audit services totaled approximately $405,000 (including expenses) in 2006, including fees associated with the 2006 annual audit, as well as a review of our quarterly reports on Form 10-Q for the year.  Fees for audit services to KPMG LLP totaled approximately $360,000 (including expenses) in 2005, including fees associated with the 2005 annual audit, as well as a review of our quarterly reports on Form 10-Q for the year and services rendered in connection with the filing of SEC registration statements.

Audit-Related Fees

Fees to KPMG LLP for audit-related services totaled approximately $55,000 (including expenses) in 2006.  In 2006, audit-related services consisted of fees for audits of certain employee benefit plans.

Fees to KPMG LLP for audit-related services totaled approximately $44,500 (including expenses) in 2005.  In 2005, audit-related services consisted of fees for audits of certain employee benefit plans.

All Other Fees

Fees to KPMG LLP for all other services totaled approximately $37,200 and $10,500 in 2006 and 2005, respectively.  Fees consisted of services rendered in connection with training regarding SOx 404 documentation and due diligence services.

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

10.10*	Employment Agreement, effective February 14, 2007, between the Company and Richard A. Lozyniak

10.11*	Employment Agreement, effective February 14, 2007, between the Company and Phillip E. Bowen

10.12*	Employment Agreement, effective February 14, 2007, between the Company and Robert M. Shanahan

10.13*	Employment Agreement, effective February 14, 2007, between the Company and John B. Wadsworth

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

10.28*	Employment Agreement, effective February 14, 2007, between the Company and Terry A. Huskey

10.29

Blue Ridge Paper Products Inc. 2005 Employee Stock Unit Plan (the “2005 Unit Plan”) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.30

Form of Restricted Stock Unit Award Agreement pursuant to the 2005 Unit Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.31

Amendment No. 6 to the Credit Agreement, dated as of August 5, 2005, by and among the Company, General Electrical Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 8, 2005)

10.32

Amendment No. 7 to the Credit Agreement, dated as of March 15, 2006, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto

10.33

Blue Ridge Paper Products Inc. Annual Performance and Sales Incentive Plan for 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006)

10.34

Amendment No. 6 to the Credit Agreement, dated as of August 5, 2005, by and among the Company, General Electrical Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2006)

10.35

Amendment to Contract for Sale (and Delivery) of Forest Products, dated May 23, 3006, between International Paper Company And Blue Ridge Paper Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006)

10.37

Labor Agreement, Dated May 14, 2006, between Blue Ridge Paper Products Incorporated and United Steel, Paper And Forestry, Rubber, Manufacturing, Energy, Allied Industrial And Service Workers International Union (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006)

10.38

Amendment No. 1 to Equipment Schedule No. 1 Master Lease, dated December 18, 2006 between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 22, 2006)

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

Date:  March 16, 2007

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

Signature		Title

By:	/s/ RICHARD A. LOZYNIAK	President (Principal Executive Officer), Director
Richard A. Lozyniak

By:	/s/ JOHN B. WADSWORTH	Chief Financial Officer (Principal Financial and Accounting Officer)
John B. Wadsworth

By:	/s/ JEFFERY A. BAILEY	Director
Jeffery A. Bailey

By:		Director
Jay Bernstein

By:	/s/ NORRIS L. HARTMAN, JR.	Director
Norris L. Hartman, Jr.

By:	/s/ STEPHEN E. HOEY	Director
Stephen E. Hoey

By:	/s/ DANN D. JESSE	Director
Dann D. Jesse

By:	/s/ EUGENE J. KEILIN	Chairman of the Board
Eugene J. Keilin

By:	/s/ RAQUEL V. PALMER	Director
Raquel V. Palmer

By:	/s/ MICHAEL G. PSAROS	Director
Michael G. Psaros

By:	/s/ DAVID P. SHAPIRO	Director
David P. Shapiro

By:	/s/ ROMAINE L. WILSON	Director
Romaine L. Wilson

The foregoing constitutes a majority of the directors.

BLUE RIDGE PAPER PRODUCTS INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blue Ridge Paper Products Inc.

We have audited the accompanying consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Paper Products Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of quantifying errors by adopting Securities and Exchange Commissions Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and effective January 1, 2006, the Company changed its method for accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP
Greenville, South Carolina
March 15, 2007

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005

Assets
Current assets:
Cash	$1,834	$2,110
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,507 and $2,298 in 2006 and 2005, respectively	56,263	56,002
Inventories	57,469	53,988
Prepaid expenses	2,306	1,029
Insurance proceeds receivable	—	291
Income tax receivable	—	50
Deferred tax asset	4,385	4,448
Total current assets	122,257	117,918
Property, plant, and equipment, net of accumulated depreciation of $120,202 and $105,253 in 2006 and 2005, respectively	190,792	190,463
Deferred financing costs, net	3,564	5,108
Other assets	44	193
Total assets	$316,657	$313,682
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of senior debt	$43	$41
Current portion of capital lease obligation	965	595
Accounts payable	45,498	48,917
Accrued expenses and other current liabilities	31,383	33,987
Interest payable	1,884	1,875
Total current liabilities	79,773	85,415
Senior debt, net of current portion	159,876	159,749
Parent Pay-In-Kind (PIK) Senior Subordinated Note	48,514	44,425
Capital lease obligations, net of current portion	2,629	979
Pension and postretirement benefits	24,027	22,678
Deferred tax liability	4,385	4,448
Other liabilities	1,205	730
Total liabilities	320,409	318,424
Obligation to redeem ESOP shares	29,723	27,716
Obligation to redeem restricted stock units of Parent	1,235	1,631
Commitments and contingencies (See notes)
Stockholder’s equity:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2006 and 2005, respectively)	—	—
Additional paid-in capital	64,213	64,121
Accumulated deficit	(86,255)	(86,054)
Unearned compensation	—	(25)
Accumulated other comprehensive loss	(3,299)	(4,183)
	(25,341)	(26,141)
Receivable from Parent	(9,369)	(7,948)
Total stockholder’s equity (deficit)	(34,710)	(34,089)
Total liabilities and stockholder’s equity (deficit)	$316,657	$313,682

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Net sales	$570,649	$509,913	$474,229
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization, flood-related loss and repairs and and insurance recoveries	509,997	469,301	437,647
Depreciation and amortization	14,897	15,259	16,416
Flood-related loss and repairs	—	2,469	22,082
Insurance recoveries	—	(391)	(20,000)
Gross profit	45,755	23,275	18,084
Selling, general and administrative expenses	27,173	22,558	26,023
Loss on litigation	—	2,000	—
Depreciation and amortization	137	1,482	1,821
Insurance recoveries	—	(23)	(539)
ESOP expense	1,703	4,464	6,523
Gain on sale of assets	(7)	(424)	(1,679)
Operating income (loss)	16,749	(6,782)	(14,065)
Other income (expense):
Interest income	70	46	10
Interest expense, excluding amortization of deferred financing costs	(18,277)	(17,465)	(15,964)
Amortization of deferred financing costs	(1,544)	(1,383)	(1,230)
Government grant income	1,554	4,910	—
Gain/loss on equity method investment	6	(6)	—
	(18,191)	(13,898)	(17,184)
Loss before income taxes	(1,442)	(20,680)	(31,249)
Income tax	—	—	—
Net loss	$(1,442)	$(20,680)	$(31,249)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Loss
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

			Retained		Accumulated
			earnings		other	Receivable
	Common	Additional	(Accumulated	Unearned	comprehensive	from
	stock	paid-in capital	deficit)	compensation	loss	Parent	Total
Balances, December 31, 2003	—	$47,344	$(34,125)	$(88)	$(3,370)	$(5,694)	$4,067
Net loss	—	—	(31,249)	—	—	—	(31,249)
Recognition of change in minimum pension liability	—	—	—	—	(1,154)	—	(1,154)
Comprehensive loss							(32,403)
Change in obligation to redeem restricted stock units of Parent	—	401	—	—	—	—	401
Investment by Parent to fund ESOP	—	6,523	—	—	—	—	6,523
Change in obligation to redeem ESOP shares	—	(2,868)	—	—	—	—	(2,868)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	88	—	—	88
Purchase of Parent common and preferred stock	—	—	—	—	—	(968)	(968)
Balances, December 31, 2004	—	$51,400	$(65,374)	$—	$(4,524)	$(6,662)	$(25,160)
Net loss	—	—	(20,680)	—	—	—	(20,680)
Recognition of change in minimum pension liability	—	—	—	—	341	—	341
Comprehensive loss							(20,339)
Issuance of Parent restricted stock units	—	228	—	(228)	—	—	—
Change in obligation to redeem restricted stock units of Parent	—	488	—	—	—	—	488
Investment by Parent to fund ESOP	—	4,464	—	—	—	—	4,464
Change in obligation to redeem ESOP shares	—	7,541	—	—	—	—	7,541
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	203	—	—	203
Purchase of Parent common and preferred stock	—	—	—	—	—	(1,286)	(1,286)
Balances, December 31, 2005	—	$64,121	$(86,054)	$(25)	$(4,183)	$(7,948)	$(34,089)
Net loss	—	—	(1,442)	—	—	—	(1,442)
Recognition of change in minimum pension liability	—	—	—	—	884	—	884
Comprehensive loss							(558)
Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	1,241	—	—	—	1,241
Change in obligation to redeem restricted stock units of Parent	—	396	—	—	—	—	396
Investment by Parent to fund ESOP	—	1,703	—	—	—	—	1,703
Change in obligation to redeem ESOP shares	—	(2,007)	—	—	—	—	(2,007)
Amortization of vested restricted stock compensation, net of cancelled and modified awards	—	—	—	25	—	—	25
Purchase of Parent common and preferred stock	—	—	—	—	—	(1,421)	(1,421)
Balances, December 31, 2006	—	$64,213	$(86,255)	$—	$(3,299)	$(9,369)	$(34,710)

See accompanying notes to consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,442)	$(20,680)	$(31,249)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,034	16,741	18,237
Asset impairment due to flood-related losses	—	—	706
Compensation expense for Parent restricted stock	25	203	88
Amortization of deferred financing costs	1,544	1,383	1,230
ESOP expense	1,703	4,464	6,523
Gain on sale of assets	(7)	(424)	(1,679)
Parent PIK Senior Subordinated Note for interest	4,180	3,828	3,504
Changes in operating assets and liabilities:
Accounts receivable, net	(261)	(10,188)	(3,168)
Inventories	(3,481)	(6,982)	12,057
Prepaid expenses	(1,277)	686	(603)
Insurance proceeds receivable	291	10,248	(10,539)
Income tax receivable	50	26	(44)
Accounts payable	(4,353)	4,396	8,773
Accrued expenses and other current liabilities	(2,604)	245	2,248
Interest payable	(83)	136	213
Pension and postretirement benefits	2,233	1,808	948
Other assets and liabilities	626	(680)	(1,545)
Net cash provided by operating activities	12,178	5,210	5,700
Cash flows used in investing activities:
Additions to property, plant, and equipment	(11,607)	(19,793)	(13,377)
Proceeds from sale of property, plant, and equipment	18	444	2,198
Net cash used in investing activities	(11,589)	(19,349)	(11,179)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(1,421)	(1,286)	(968)
Payments on separation notes payable	—	—	(1,615)
Proceeds from borrowings under line of credit	152,503	165,568	141,485
Repayment of borrowings under line of credit	(152,333)	(149,853)	(132,270)
Cash paid for refinancing credit facilities	—	—	(278)
Repayments of long-term debt and capital lease obligations	(548)	(646)	(532)
Other financing activities	934	—	—
Net cash provided by (used in) financing activities	(865)	13,783	5,822
Net increase (decrease) in cash	(276)	(356)	343
Cash, beginning of period	2,110	2,466	2,123
Cash, end of period	$1,834	$2,110	$2,466
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $1,003; $554 and $821 in 2006, 2005 and 2004, respectively	$14,152	$13,501	$13,068
Noncash investing and financing activities:
Conversion of accrued interest to note payable	4,088	3,744	3,557
Issuance of restricted stock units	—	228	—
Equipment acquired through capital lease	2,527	95	750

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC

Notes to Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004
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

(c)         Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount generally and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  The Company’s top ten major customers accounted for 38.7%, 44.9% and 42.9% of total net sales for fiscal years 2006, 2005 and 2004, respectively.

(d)        Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Effective January 1, 2006, the Company adopted the provisions of SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized, as well as clarifying the capitalization of fixed overhead costs associated with operating facilities.  The adoption of SFAS 151 did not have a material affect on the Company’s financial position or results of operations.

(e)           Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Plant and equipment under capital leases are stated at the present value of minimum lease payments.  Replacements and significant improvements of major units of property are capitalized using a project threshold basis in accordance with Company policy.  In addition, interest is capitalized for projects during the period of construction.  Maintenance, repairs, and minor replacements are expensed as incurred.  Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Land improvements	10–24 years
Buildings and improvements	3–40 years
Machinery and equipment	5–35 years
Software and computer equipment	3–5 years
Office equipment	6–10 years

Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the lease term or estimated useful life of the asset.

(f)            Self-Insurance

The Company is self-insured for all employee medical and dental insurance claims, as well as workers’ compensation claims up to the stop-loss provisions of $150,000 for medical and $250,000 for workers’ compensation.  Amounts in excess of self-insured levels are fully insured.  Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported.

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

(j)            Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.  Interest rates on substantially all of the Company’s bank borrowings are adjusted regularly to reflect current market rates.  The Company issued $125,000 of 9.5% Senior Secured Notes due 2008 (the “Notes”) in December 2003.  The approximate fair value of the Notes at December 31, 2006 was $120,625.

(k)        Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Certain customers receive cash rebates from the Company as incentives to purchase the Company’s products.  Management monitors actual and projected sales of its products to these customers and estimates and records rebates payable as a reduction of revenues.

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

(n)        Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(o)        Management Fees

The Company accrued management fees quarterly to the Parent’s majority stockholder based upon a commitment made in 1999 equal to 0.5% of consolidated gross revenues.  Due to restrictions within debt covenants, no management fees have been paid since September 2001, although such fees continued to be accrued.  On October 1, 2003, the management fee agreement with the majority stockholder was amended to assign obligations related to the management fee to the Parent and to amend the termination date to October 1, 2013.  On January 28, 2005, the management fee agreement was amended again to terminate the future obligations related to the management fee effective January 1, 2005.  As of December 31, 2006 and 2005, the Company had a liability of $6,736 for unpaid fees accrued under the agreement in other accrued expenses on the consolidated balance sheets.  The Company is prohibited from paying these accrued fees under the terms of its indenture governing the Notes and its working capital facility.

(p)  Legal Costs

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records any loss related to litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated.  When the reasonable estimate is a range, the recorded loss is the best estimate within the range.  If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded.  The Company discloses information concerning litigation for which an unfavorable outcome is more than remote.  The Company records its legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

(q)        Environmental Costs

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

(r)          Business Segments

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

(s)          Stock-based Compensation

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for restricted stock unit grants.  Under this method, the Company recorded the fair value of restricted stock units awarded as unearned compensation and additional paid in capital in stockholder’s equity.  These amounts were amortized to compensation expense over the vesting period. Compensation expense was therefore recorded at the fair value of these awards, and, accordingly, the Company had no separate disclosures for SFAS No. 123, “Accounting for Stock-Based Compensation.”

Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment,” which requires the measurement of all share-based payments to employees using the fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.

(t)           Receivable from Parent

The Company is due funds from the Parent for reimbursement for certain transactions executed on behalf of the Parent related to the repurchase of ESOP shares, preferred stock and common stock.  The receivable has been recorded as a separate component of stockholder’s equity (deficit).

(u)        Use of Estimates

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

(v)  Recent Accounting Pronouncements

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

On September 8, 2006, the FASB released FASB Staff Position (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The guidance in FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006.  The Company does not use the “accrue in advance” method of accounting for planned major maintenance, therefore, the provisions of FSP AUG AIR-1 will have no effect on the Company’s financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status: (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007, for entities with non-publicly traded equity securities as defined by Statement No. 158.  The Company will adopt the provisions of Statement No. 158 in December 2007.

In December 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 clarifies the way that a company should evaluate an identified unadjusted error for materiality.  SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements.  Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the “rollover” approach and the “iron curtain” approach.

The Company has historically used a threshold in identifying capital projects for capitalizing interest under SFAS No. 34, “Capitalization of Interest Cost.” Using the rollover approach, which is the approach the Company previously used, resulted in an accumulation of misstatements of $1,241 to our balance sheet as of December 31, 2005. The amount originated over several periods and was considered immaterial qualitatively and quantitatively in each period. The Company has elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted assets as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006 because the difference is deemed material using the iron curtain method.  The Company recorded a cumulative adjustment to increase retained earnings by $1,241 upon adoption of SAB 108.

(3)                                 Liquidity

In December 2003, the Company issued the Notes in a private placement offering under Rule 144A.  Proceeds from issuance of the Notes were used to repay the Company’s existing term loans and revolving credit facility under its 1999 Credit Agreement.  In addition, the Company paid $7,000 on its Parent Pay-in-Kind Senior Subordinated Note (the “PIK Senior Subordinated Note”).

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

The borrowing availability at December 31, 2006 and December 31, 2005 was as follows:

	December 31,	December 31,
	2006	2005

Borrowing base	$61,605	$53,629
Credit agreement restriction	(5,000)	(7,500)
Suppressed availability	(6,605)	—
Line availability not to exceed $50,000	50,000	46,129
Revolver balance	(34,235)	(34,065)
Letters of credit	(5,691)	(6,519)
Total availability	$10,074	$5,545

The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  At certain times during 2004, the credit agreement was amended to reduce the minimum borrowing availability threshold from $15,000 to $5,000.  On January 8, 2005, the revolving credit agreement was amended to reduce the amount subject to borrowing availability restrictions from $15,000 to $7,500 on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  In addition, the Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability threshold falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Based on the 2007 operating plan, increases in product prices and cash flow projections, management believes the existing credit facility is adequate for the Company’s cash flow needs through the next 12 months.  Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for 2007.  However, uncertainties exist within the Company’s markets which include, but are not limited to, availability and pricing of raw materials, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

(4)                                 Inventories

Components of inventories at December 31, 2006 and 2005 are as follows:

	2006	2005
Raw materials	$18,219	$17,411
Work-in-progress	18,173	20,113
Finished goods
Paper and paperboard	15,122	12,407
Cartons	5,955	4,057
	$57,469	$53,988

The Company maintains supply parts inventories to be used in the repair and maintenance of its machinery and equipment.  These inventories are included in raw materials in the accompanying consolidated balance sheets and amounted to $10,407 and $9,184 at December 31, 2006 and 2005, respectively.

(5)                                 Property, Plant, and Equipment

Components of property, plant, and equipment, net, at December 31, 2006 and 2005, are as follows:

	2006	2005
Land and land improvements	$6,773	$5,255
Buildings and improvements	14,526	14,604
Machinery and equipment	258,261	243,677
Software, computers, and office equipment	19,427	19,361
Construction-in-progress	12,007	12,819
	310,994	295,716
Less accumulated depreciation and amortization	(120,202)	(105,253)
	$190,792	$190,463

(6)                                 Short-Term Borrowings and Long-Term Debt

Components of short-term borrowings and long-term debt at December 31, 2006 and 2005 are as follows:

	2006	2005
9.5% Senior Secured Notes	$125,000	$125,000
Revolving credit facility	34,235	34,065
Parent PIK Senior Subordinated Note	48,514	44,425
Other	684	725
	208,433	204,215
Less current portion	(43)	(41)
	$208,390	$204,174

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

(b)        Revolving Credit Facility

On December 15, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004, the revolving credit facility was amended to increase the maximum borrowings to $50,000 on a permanent basis.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $34,235 at December 31, 2006 and letters of credit outstanding as of December 2006 were $5,691.  The borrowing availability at December 31, 2006 was $10,074 (see Note 3).

Interest rates on the revolving credit facility are specified in the credit agreement, which provides at the Company’s option for either an index rate (which is based on the prime rate) plus an applicable margin of 0.25% or LIBOR (London InterBank Offered Rate) plus an applicable margin of 2.00%.  Effective June 9, 2006, the applicable margins for the index rate and LIBOR are based on minimum borrowing availability under the terms of the credit agreement and increase by a margin, which ranges from 0.00% to 0.25% for the index rate and from 1.50% to 2.00% for the LIBOR rate.  The interest rate on the revolving credit facility at December 31, 2006 and 2005 was 7.53% and 7.71%, respectively.  This is the blended rate of index funds at prime plus margin and LIBOR contracts plus margin.

The credit agreement requires mandatory prepayments, if (1) the Company fails to maintain its minimum borrowing availability, or (2) the proceeds from the disposition of an asset are not invested in the Company within 360 days.  No prepayments were required in 2006.

The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  In addition, the Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000 and the borrowing availability falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Parent PIK Senior Subordinated Note

The Parent partially financed the acquisition of the Canton System with a PIK Senior Subordinated Note payable to International Paper in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007.  On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000.  This payment was made on December 17, 2003 with proceeds from the sale of the Notes.  On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes”, which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes.  Secondary Notes amounted to $18,514 and $14,425 at December 31, 2006 and 2005, respectively.  Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company.  However, the Parent will be dependent upon the Company to settle these obligations.  In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note is triggered prior to its maturity.  The Parent is dependent on the Company to service the debt in its entirety.  The entire amount is due on May 14, 2009.

(c)             Other

In July 2003, the Company entered into a note payable with a bank for $819 due in 2010.  The note bears interest at a fixed rate of 5.5%.  Land and an office building in Canton, North Carolina collateralize the note.  The balance of the note payable was $684 and $725 at December 31, 2006 and 2005, respectively.

(7)                                 Leases

The Company leases certain vehicles and equipment under operating leases and certain other equipment and software under capital lease arrangements.  The leases generally require the Company to pay taxes, maintenance, insurance, and other operating costs of the leased property.  Rental expense under operating leases (except those with lease terms of a month or less that were not renewed) was $1,821, $1,627, and $1,725 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases was as follows:

	2006	2005
Software, computers and other equipment	$8,168	$5,641
Less accumulated amortization	(3,784)	(3,529)
	$4,384	$2,112

Amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2006 are:

	Capital	Operating
	leases	leases
2007	$1,211	$1,184
2008	2,485	960
2009	218	461
2010	174	204
2011	152	115
Thereafter	29	42
Total minimum lease payments	4,269	$2,966
Less amount representing interest 6.0%	(675)
Present value of net minimum capital lease payments	3,594
Less current installments of obligations under capital leases	965
Obligations under capital leases, excluding current installments	$2,629

(8)           Interest Costs

The Company capitalizes interest costs as a component of construction in progress.  The following is a summary of interest costs (excluding amortization of deferred financing fees) incurred during 2006, 2005 and 2004:

	2006	2005	2004
Senior debt	$14,097	$13,637	$12,460
Parent PIK Senior Subordinated Note	4,180	3,828	3,504
Total interest charged to operations	18,277	17,465	15,964
Interest costs capitalized	1,003	554	821
Total interest costs incurred	$19,280	$18,019	$16,785

Amortization of deferred financing costs in 2006, 2005 and 2004 was $1,544, $1,383 and $1,230, respectively.

(9)           Income Taxes

The Company recorded no federal or state income tax benefits resulting from pretax losses in 2006, 2005 and 2004, due to the maintenance of a valuation allowance offsetting net deferred tax assets.

The differences between income tax expense (benefit) reflected in the accompanying consolidated financial statements and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss are as follows:

	2006	2005	2004
Computed “expected” tax expense (benefit)	$(490)	$(7,031)	$(10,625)
State income tax, net of federal benefit(1)	498	(721)	(923)
Change in valuation allowance	(146)	7,667	11,447
Other	138	85	101
	$—	$—	$—

(1)             Includes impact of state NOL expiration and state tax rate changes for Texas and Ohio.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets :
Net operating loss and credit carryforwards	$61,697	$61,340
Employee benefits	4,006	3,723
Accrued expenses, not currently deductible for tax purposes	7,911	7,456
Accounts receivable, due to allowance for doubtful accounts	566	876
Inventories, principally due to obsolescence reserves	158	44
Minimum pension liability	1,239	1,595
Restricted stock awards	1,406	1,418
Other	344	278
Total gross deferred tax assets	77,327	76,730
Valuation allowance	(32,855)	(33,357)
Net deferred tax assets	44,472	43,373
Deferred tax liabilities :
Plant and equipment, principally due to differences in depreciation	(44,138)	(43,237)
Other	(334)	(136)
Total gross deferred tax liabilities	(44,472)	(43,373)
Net deferred tax liability	$—	$—

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

The change in valuation allowance in the years ended December 31, 2006 and 2005 was $(502) and $7,514, respectively, and represents the amount necessary to reduce deferred tax assets, including those attributed to the minimum pension liability of $(356) and $(153), respectively, to amounts expected to be realized.

At December 31, 2006, the Company has federal net operating loss carryforwards (“NOLs”) of $165,882 and state NOLs of $131,745 available to offset future taxable income.  The Company’s federal NOLs expire at various dates between 2020 and 2025.  The Company’s state NOLs expire at various dates between 2007 and 2026.

(10)                          Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a defined benefit pension plan for salaried employees.  The benefits are earned based on credited years of service (including service at International Paper) and annual compensation.  Effective March 1, 2006, new entrants are not eligible to participate in the salaried pension plan.  Employees hired after that date participate in a company paid retirement savings account.  The Company also provides certain medical benefits for retirees and their dependants.  These medical benefits are contributory with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.  Employees who have reached the age of 55 and have met the Company’s minimum service requirement of ten years become fully eligible for these benefits.  Effective March 1, 2005, the Company eliminated retiree medical coverage for all salaried employees hired after March 1, 2005.

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

Pension and postretirement benefit costs included the following for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Service cost	$1,646	$516	$1,480	$649	$1,349	$601
Interest cost	1,069	1,011	896	1,108	768	946
Expected return on assets	(1,055)	—	(900)	—	(640)	—
Amortization of prior service cost	(65)	(396)	(53)	182	7	113
Recognized net actuarial loss (gain)	580	71	528	—	402	(26)
	$2,175	$1,202	$1,951	$1,939	$1,886	$1,634

Based upon the actuarial assumptions at December 31, 2006, pension expense and postretirement benefit expense for 2007 are estimated to be approximately $2,150 and $1,370, respectively.

A reconciliation of the change in the plans’ benefit obligations for years ended December 31, 2006 and 2005, and a statement of the fair value of plan assets and funded status at December 31, 2006 and 2005, are as follows:

	2006		2005
	Pension	Postretirement	Pension	Postretirement
Reconciliation of benefit obligation :
Benefit obligation at beginning of year	$18,405	$16,375	$15,600	$21,688
Service cost	1,646	516	1,480	649
Interest cost	1,069	1,011	896	1,108
Participant contributions	—	125	—	55
Actuarial loss (gain)	1,209	2,508	1,502	(2,372)
Benefits paid	(382)	(428)	(355)	(209)
Change in plan provision	—	—	(718)	(4,544)
Benefit obligation at end of year	21,947	20,107	18,405	16,375
Fair value of plan assets at beginning of year	12,964	—	10,061	—
Actual return on plan assets	1,303	—	1,444	—
Employer contributions	840	303	1,814	154
Participant contributions	—	125	—	55
Benefits paid	(382)	(428)	(355)	(209)
Fair value of plan assets at end of year	14,725	—	12,964	—
Funded status at end of year	(7,222)	(20,107)	(5,441)	(16,375)
Unrecognized prior service cost	(546)	(2,774)	(610)	(3,171)
Unrecognized net loss	6,935	2,985	6,553	549
Net amount recognized	$(833)	$(19,896)	$502	$(18,997)
Amounts recognized in balance sheet consist of:
Accrued benefit liability	$(4,132)	$(19,896)	$(3,681)	$(18,997)
Intangible asset	—	—	—	—
Accumulated other comprehensive loss	3,299	—	4,183	—
Net amount recognized	$(833)	$(19,896)	$502	$(18,997)

The Company’s benefit obligations were determined using an assumed discount rate of 5.75% and 5.50% at December 31, 2006 and 2005, respectively, and an assumed compensation increase of 3% per year.  This growth rate is based on the estimated average salary increases company-wide from a merit-based compensation program initiated January 1, 2006 for all non-represented salaried employees.  The assumed long-term rate of return on plan assets was 8%.

The health care cost trend rate has been assumed to be 7.3% for 2007 and declining to 5% for 2008 and beyond.  The health care cost trend rate assumption has a significant effect on the amounts reported for postretirement benefits.  The Company modified the postretirement benefit plan to replace the unlimited medical reimbursement provision to a $25,000 cap on premiums for salaried employees past 65 years of age.  This change is effective with retirements after December 31, 2008.  The postretirement death benefit was also eliminated from the pension plan and the Company now provides a similar benefit under their life insurance program.  The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.  Variations in this health care cost trend rate can have a significant effect on the amounts reported.  An increase of 1% in this assumption would increase the APBO by approximately $915, or 5%, and would increase the annual service cost and interest cost by approximately $80, or 5%.  A decrease of 1% in this assumption would decrease the APBO by approximately $851, or 4%, and would decrease the annual service cost and interest cost by approximately $75, or 5%.

Plan Assets

The weighted-average asset allocation of the Company’s pension benefits at December 31, 2006 and 2005 were as follows:

Asset Category	2006	2005
Equity securities	69.7%	80.7%
Debt securities	30.3%	19.3%
Total	100.0%	100.0%

At December 31, 2006 the value of all securities was $14,725.  Equity securities and debt securities had values of $10,258 and $4,467, respectively.

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

Discount Rate

The discount rate for Blue Ridge Paper Products Inc.’s retirement plans is established by reference to the Moody’s Aa high quality corporate bond index.  The bonds incorporated in this index have generally performed well as an indicator of the average yield rate available for the projected benefit cash flow from the Company’s plans.  The duration of the plan obligations actually exceeds that represented by bonds comprising the index, therefore, average yields would be expected to slightly exceed the index rate of return.  As of December 31, 2006, the Moody’s Aa index yield was 5.72% and a discount rate of 5.75% was selected for the Company’s retirement plans.

Long-term Rate of Return

The long-term rate of return for pension trust assets reflects the Company’s investment policy and prospective long-term return expectations for the asset classes.  The target investment allocation is comprised of 60% domestic equities, 10% foreign equities, 20% fixed income and 10% real estate.  Equity securities are expected to have a real return of between 7% and 8% over the long-term, cash and fixed income is expected to return between 3% and 4%, and real estate can expect real returns of 5% to 6%.  Based on the plan’s asset class structure and these return expectations, a long-term nominal expected rate of return on assets of 8% or more is justified.

Cash Flows

The Company expects to contribute $2,941 to its pension plan and $525 to its postretirement benefits plan in 2007.

The estimated future benefit payments for both plans are expected to be for each year 2007-2011  $1,082, $1,265, $1,501, $1,696 and $2,024, respectively.  The aggregate estimated benefit payments in the five years from 2012-2016 are $15,663.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and included estimated future employee services.

Profit-Sharing Plan

The Company has a profit-sharing plan for employees that have completed 1,000 hours of service during the plan year.  Profit-sharing benefits are paid directly to employees.  Expenses incurred by the Company for the Profit-Sharing Plan were $0, $80 and $0 in 2006, 2005 and 2004, respectively.

Employee Savings Plan

The Company offers a 401(k) plan to its employees.  Contributions made by employees while employed under Champion International Corporation (subsequently acquired by International Paper) were automatically transferred to the Company’s plan.  Employees may contribute up to 50% of their salary.  Prior to 2006, the Plan did not provide for employer matching or discretionary contributions.  Beginning on January 1, 2006, the Company amended the Plan to provide a 50% company match on the first 3% contributed for all non-represented salaried employees.  Expenses incurred by the Company for the Employee Savings Plan in 2006 were $237.

Retirement Savings Account

For employees hired after April 1, 2006, the Company contributes to a retirement savings account based on a percentage of base salary.  Expenses incurred by the Company for the Retirement Savings Account were $55 in 2006.

Gainsharing

Effective beginning July 1, 2006, the Board of Directors approved gainsharing plans for the Company’s Canton and Waynesville facilities.  The plans contain provisions for semi-annual payments to all eligible employees conditional upon achieving pre-determined goals.  Expenses incurred by the Company for gainsharing were $1,427 in 2006.

(11)         Employee Stock Ownership Plan

Effective May 14, 1999, the Parent established the Blue Ridge Paper Products Employee Stock Ownership Plan (the “ESOP”) for eligible employees of the Company as a means to establish employee ownership in return for a reduction in employee salaries and wages.  The ESOP was formed to hold Parent common stock.

For each year through 2006, the Parent contributed cash or stock to the ESOP.  The ESOP Plan specified that 40% of the common stock authorized and outstanding (or 5,040,000 shares) would be allocated to the ESOP from May 14, 1999 through May 13, 2006.  As of December 31, 2006, the Company had allocated all 5,040,000 shares to the ESOP.  Of the shares allocated through December 31, 2006, the Company had repurchased 460,180 shares, which are held as treasury stock by the Parent.  On a fully diluted basis, the ESOP owned 39.4% of the total shares outstanding at December 31, 2006.

The Company has recorded an obligation related to the put option available upon distribution of the Parent’s common stock held by the ESOP, based on the fair market value of the common stock at each fiscal year end balance sheet date.  At December 31, 2006 and 2005, the ESOP held or had accrued 4,579,821 and 4,470,255 shares, respectively, of the Parent’s common stock.  As a result, $29,723 and $27,716 were recorded in temporary equity as of December 31, 2006 and 2005, respectively.

(12)         Equity-Based Compensation

Certain management employees have received restricted stock awards entitling them to receive the Parent’s restricted common stock units.  These units vest over varying periods from one to five years unless the Parent’s majority stockholder sells or otherwise disposes of 80% of its shares or there is a change in control, at which time the restricted stock units vest immediately.  Restricted stock units issued under these arrangements typically contain provisions granting the holder the right, upon the occurrence of certain events or conditions or for the 90-day period commencing at least six months after becoming fully vested and share certificates being issued, to require the Parent to repurchase such fully vested shares of the Parent’s stock underlying the respective restricted stock awards at the then-determined fair value, which is based on an appraisal of the Parent’s common stock performed by an independent valuation specialist.  As of December 31, 2006 and 2005, the Parent had outstanding a total of 190,355 and 267,088, respectively, of restricted stock units (net of units canceled) which all were fully vested.  In March 2006, the Board of Directors authorized the issuance of an additional 250,000 shares to be awarded to selected management employees as determined by the Compensation Committee of the Company’s Board of Directors.  Of the 250,000 shares authorized, 245,000 awards were granted through restricted stock agreements dated February 1, 2007.

The obligation to redeem restricted stock units of the Parent was $1,235 and $1,631 at December 31, 2006 and 2005, respectively, which is recorded in temporary equity on the consolidated balance sheets.  The Company recorded the fair value of the units issued as unearned compensation as a separate component of stockholder’s equity and amortized them to expense over the vesting periods of the respective units.  Amortization of unearned compensation expense recorded in 2006, 2005 and 2004 was $25, $203 and $88, respectively.  On June 30, 2006, restricted stock units totaling 230,300 became due to the employees.  These units have a put option during a 90-day period beginning January 1, 2007 if the employee has held their respective share certificate for at least six months.  The Company repurchased 75,903 of the fully vested shares in July 2006 to cover the tax withholding of the employees as allowed by the agreements.  This had a cash flow effect of $471.

The Company calculates its obligation to redeem restricted stock units of the Parent each balance sheet date as the sum of (i) the number of fully vested shares multiplied by the fair value per share as of that date and (ii) the number of proportionate partially vested shares multiplied by the fair-value per share as of that date.

(13)         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
Accrued wages and benefits	$20,396	$15,817
Accrued rebates payable	3,639	9,121
Accrued management fee payable	6,736	6,736
Other	612	2,313
	$31,383	$33,987

(14)         Related-Party Transactions

Management Services Agreement

Through December 31, 2004, the Company obtained advisory and management services from the majority stockholder of the Parent under a Management Services Agreement (the “Agreement”).  In consideration for services provided, the Agreement provided that the Company pay the majority stockholder an amount equal to 0.5% of the Parent’s consolidated gross revenues each quarter, not to exceed $3,000 in a fiscal year.  The Agreement was amended on January 28, 2005 to terminate the Company’s obligation for future management service fees, effective January 1, 2005.  For the years ended December 31, 2006, 2005 and 2004, the Company incurred charges of approximately $0, $0 and $2,241, respectively, related to the Agreement, which are reflected in selling, general, and administrative expenses in the accompanying statements of operations.  As of December 31, 2006 and 2005, the

Company had $6,736 in accrued expenses and other current liabilities related to the Agreement.  Due to restrictions in the Company’s credit agreement, management fees have not been paid, but have been accrued.

Equity Method Investment

On August 11, 2005, the Company entered into a joint venture to supply liquid packaging solutions to the Central American and Caribbean markets.  The new company, Envases Panama, S.A. (“Envases”), is located in Panama City, Panama and produces “gable top” cartons under a licensing agreement with the Company.  The Company owns 20% of the stock of Envases and has an exclusive supply agreement with Envases to provide coated board for carton production.  Under the guidelines for FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, a business enterprise should evaluate whether it has a controlling financial interest in an entity through other means than voting rights and accordingly should consolidate the entity.  As a result of the application of the provisions of FIN 46R, the Company determined that Envases was a Variable Interest Entity (“VIE”).  The Company also determined that it holds a significant interest in the VIE, but is not the primary beneficiary.  Therefore, the Company uses the equity method of accounting for financial reporting.  As of December 31, 2006 and 2005, Envases had total assets of $3,312 and $1,860, respectively.  Also, the Company’s accounts receivable balance as of December 31, 2006 and 2005 with Envases was $1,092 and $1,204, respectively.

Transactions with International Paper

The Company has a wood chip supply agreement with International Paper.  The current agreement expires in May 2009, and the Company has a five-year renewal option at its discretion.  The agreement requires the Company to meet minimum required purchase volumes.  The Company is responsible for all operating costs of the two International Paper subsidiary suppliers, regardless of whether the mills are supplying chips to the Company, and the freight charges on all rail car deliveries from the suppliers to the Company.  The suppliers dedicate most of their production efforts to supplying the Company with chips, which accounts for approximately 44% of the annual chip consumption by the Company.  For the years ended December 31, 2006, 2005, and 2004, the Company purchased inventories from these suppliers of approximately $27,972; $27,061; and $23,039; respectively.

As of December 31, 2006 and 2005, the Company’s Parent had long-term notes payable to International Paper for $48,514 and $44,425, respectively (see Note 6).

(15)                          Commitments and Contingencies

(a)        Purchase Commitments

The Company has agreements with suppliers of wood pulp and wood chips.  The terms of one of the agreements require minimum volume purchases of 815,000 tons of chips each contract year during the contract five-year period.  This wood chip agreement is with International Paper, which supplies the wood chips through two of its subsidiaries (see Note 14 for further discussion).  As of December 31, 2006, the Company has minimal commitments to purchase wood chips of approximately $65,442 over the remaining terms of the agreements.

(b)        Labor Agreements

The Company maintains collective bargaining labor agreements with local unions at all manufacturing facilities.  A new Master Labor Agreement, accompanied by local supplements, was negotiated with USW and ratified in July 2006.  The term of the labor agreement extends through May 13, 2009.

(c)   Litigation, Claims, and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit was brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton Mill is located, and into which the Company has a permit to discharge.  The plaintiffs were seeking damages for private nuisance in the period commencing June 1, 1999, and thereafter until present.  The plaintiffs in this action alleged that the discharge of (colored) water from the Canton Mill resulted in a nuisance (diminution of property value), but did not contain any allegation relating to health or safety matters.  The demand for damages was limited to a maximum of $74 (exclusive of interest and costs) per individual landowner, or collectively a total of $22,200.

On August 17, 2005, a Cocke County Court jury ruled in favor of the Plaintiff class awarding $2,000 for nuisance damages with no punitive damages being awarded.  In January 2007, the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee ruled in favor of the jury verdict.  The Company is preparing an application for appeal to the Tennessee Supreme Court.  In accordance with the requirements of Statement of Financial Accounting Standards No 5, “Accounting for Contingencies” a reserve of $2,000 was established to recognize the potential liability and is included in accrued expenses and other current liabilities at December 31, 2006 and 2005.

On October 11, 2005, the Company was sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cocke County, Tennessee, after which the Company removed the case to federal court.  On September 19, 2006, the case was remanded back to Tennessee state court.  The Company expects that a successful appeal of the July 2005 judgment will materially affect the plaintiffs’ ability to proceed with the current lawsuit.

On June 6, 2006, the Parent received notices of tax assessment for corporate and franchise tax for tax years 1999 through 2004.  On January 4, 2007, the Parent received revised assessments.  The reassessed aggregate amount is $665, consisting of $361 in taxes, $87 in interest and $217 in penalties for the full six-year period.  The Parent formally protested the tax assessment on July 5, 2006.  The Company had not recorded a liability for any amount related to this assessment as of December 31, 2006 because the ultimate loss, if any, associated with the assessment is not probable or estimable.

The Company is subject to other litigation in the normal course of business.  In the opinion of management, the Company’s liability, if any, under this pending litigation will not materially impact its financial condition.

(d)     Employment Contracts

The Company has employment and compensation agreements with certain executive officers and management personnel. The agreements generally have terms of three to five years, unless the employee is terminated for cause or the employee terminates employment for good reason, and provide for severance benefits in certain circumstances. The agreements also include a cash bonus, which is a formula bonus based on the Company meeting certain performance goals.

(e)         Environmental Liabilities

As part of its environmental management program, the Company has recognized obligations for closure of landfills by accruing the obligations for closure or removal in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations. The Company had accrued approximately $1,205 and $730 for closure of landfills as of December 31, 2006 and 2005, respectively.

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

		Paper	Packaging	Corporate	Total
Net sales	2006	$236,078	$334,571	$—	$570,649
	2005	208,719	301,194	—	509,913
	2004	189,423	284,806	—	474,229
Operating profit (loss)	2006	24,591	21,169	(29,011)	16,749
	2005	10,789	12,910	(30,481)	(6,782)
	2004	4,768	14,995	(33,828)	(14,065)
Depreciation and amortization	2006	11,421	3,476	137	15,034
	2005	11,908	3,351	1,482	16,741
	2004	12,718	3,698	1,821	18,237
Total assets	2006	207,253	93,485	15,919	316,657
	2005	205,837	93,260	14,585	313,682
	2004	205,256	82,569	17,929	305,754
Capital expenditures	2006	7,445	3,091	1,071	11,607
	2005	15,797	3,309	687	19,793
	2004	10,922	1,620	835	13,377

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

For the year ended December 31, 2006, the Company’s gross sales by destination were concentrated in the following geographic markets: North America, approximately 94.4%; Europe, approximately 5.0%; and Asia, approximately 0.6%.

(17)         Quarterly Results of Operations (Unaudited)

Year ended December 31, 2006	First	Second	Third	Fourth	Year
	(In thousands)
Sales	$140,107	$144,856	$145,242	$140,444	$570,649
Operating profit (loss)	1,739	5,876	1,862	7,272	$16,749
Net income (loss)	(2,896)	1,993	(2,756)	2,217	$(1,442)

Year ended December 31, 2005	First	Second	Third	Fourth	Year
	(In thousands)
Sales	$128,547	$125,206	$129,781	$126,379	$509,913
Operating profit (loss)	3,429	(99)	(2,144)	(7,968)	$(6,782)
Net income (loss)	717	(4,409)	(5,392)	(11,596)	$(20,680)

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

Property damage losses and related repairs and maintenance from these two floods through December 31, 2004 were $22,649. Additional expenses of $2,475 were recorded in the year ended December 31, 2005. For the year ended December 31, 2006, no additional expenses were recorded for flood related loss and repairs. For the years ended December 31, 2005 and 2004, the Company recorded insurance recoveries of $20,539 and $414, respectively. At December 31, 2006, all of the insurance proceeds had been received.

 In the wake of these events, the Company has been awarded three grants for repairs and maintenance of the wastewater treatment facility located within the Canton mill that is also used by the

Town of Canton. The first grant was awarded by FEMA for repairs incurred from the two floods. This grant was in the amount of $1,479, all of which was received in the first two quarters of 2005. The second grant was awarded by the State of North Carolina in the amount of $4,500 to be paid on a reimbursement basis. This grant provided for flood control repairs and improvements to the wastewater treatment facilities. The third grant for $485 was awarded under the U.S. Environmental Protection Agency that also provided for flood control repairs and improvements to the wastewater treatment facilities to be paid on a reimbursement basis. The Company has recognized these grants to the extent they have incurred costs from repairs and improvements resulting in the recognition of government grant income of $1,554 and $4,910 in the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, $506 is recorded in accounts receivable in the accompanying consolidated balance sheet related to government grant income of which $485 was collected on January 26, 2007, and the remainder is expected to be received by the end of the first quarter 2007.

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

During 2006, 2005 and 2004, the Company sold excess NOx emissions credits resulting in a reduction of cost of goods sold of $0, $2,253, and $1,142, respectively.

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

On February 18, 2005, the unsecured creditors committee ratified a plan of reorganization (the “Plan”) for Parmalat. The U.S. Bankruptcy Court in the Southern District of New York confirmed the Plan on March 10, 2005. The effective date of the Plan was April 13, 2005. The Plan provided that all preference claims against trade vendors be waived. The Plan also provided for the reimbursement of unsecured creditors’ claims in cash payments. The Plan calls for periodic payments from the bankruptcy trust. Through December 31, 2006, $385 had been collected from the trust. At December 31, 2006, the Company had recorded a net receivable of $91 related to the Plan.

Headcount Reduction

On February 3, 2004, the Company announced plans to eliminate approximately 90 salaried and hourly positions in the Paper and Corporate divisions through voluntary termination plans. The Company offered several voluntary severance and termination packages for salaried employees and hourly union employees. The salaried employees plan offered a severance package based on current compensation and years of service. The hourly union employees package accelerated five years of vested service towards their union pension plan benefit.

As of December 31, 2004, the Company had accepted 74 employees’ voluntary termination agreements. The Company disbursed $1,290 to the PACE Industry Union—Management Pension Fund to fund the severance benefits for the hourly employees affected. The salaried employees received payments over specified periods of time. For both the salaried and hourly plans, the Company recorded $2,350 of severance costs in the aggregate in 2004. Of this amount, $326 and $2,024 were paid by December 31, 2005 and 2004, respectively.

Due Diligence Costs

During 2006, the Company incurred certain due diligence costs in the amount of $2,098. including external legal and accounting fees associated with a potential transaction. The transaction was not consummated, therefore resulting in the recording of these costs and fees in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Schedule II-Valuation and Qualifying Accounts
(Deducted from the assets to which they apply)
(Dollars in thousands)

	Balance at	Charged (Credited) to
	beginning	costs and		Balance at end
Year ended December 31,	of fiscal year	expenses	Deductions	of fiscal year
Allowance for doubtful accounts:
2004	$2,621	$154	$955	$1,820
2005	1,820	741	263	2,298
2006	2,298	(762)	29	1,507

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors

Blue Ridge Paper Products Inc.:

Under date of March 15, 2007, we reported on the consolidated balance sheets of Blue Ridge Paper Products Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the annual report on Form 10-K for the year 2006.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of quantifying errors by adopting Securities and exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and effective January 1, 2006, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP
Greenville, South Carolina
March 15, 2007

S-2