Form 10-Q
period 2007-03-31
BLUE RIDGE PAPER PRODUCTS INC
filed 2007-05-10
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
                Yes         ☐            No           ☒

The number of common shares outstanding at March 31, 2007 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$1,192	$1,834
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,197 and $1,507 in 2007 and 2006, respectively	60,123	56,263
Inventories	52,125	57,469
Prepaid expenses	2,338	2,306
Deferred tax asset	4,489	4,385
Total current assets	120,267	122,257
Property, plant, and equipment, net of accumulated depreciation of $124,094 and $120,202 in 2007 and 2006, respectively	190,897	190,792
Deferred financing costs, net	3,150	3,564
Other assets	30	44
Total assets	$314,344	$316,657
Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of senior debt	$44	$43
Current portion of capital lease obligations	789	965
Accounts payable	32,837	43,498
Accrued expenses and other current liabilities	31,517	33,383
Interest payable	5,793	1,884
Total current liabilities	70,980	79,773
Senior debt, net of current portion	162,020	159,876
Parent Pay-In-Kind (PIK) Senior Subordinated Note	48,514	48,514
Capital lease obligations, net of current portion	1,942	2,629
Pension and postretirement benefits	23,920	24,027
Deferred tax liability	4,489	4,385
Other liabilities	1,243	1,205
Total liabilities	313,108	320,409
Obligation to redeem ESOP shares	29,715	29,723
Obligation to redeem restricted stock units of Parent	1,312	1,235
Commitments and contingencies (See notes)
Stockholder’s deficit:
Common stock (par value $0.01, 1,000 shares authorized and outstanding in 2007 and 2006, respectively)	—	—
Additional paid-in capital	64,196	64,213
Accumulated deficit	(81,311)	(86,255)
Accumulated other comprehensive loss	(3,299)	(3,299)
	(20,414)	(25,341)
Receivable from Parent	(9,377)	(9,369)
Total stockholder’s deficit	(29,791)	(34,710)
Total liabilities and stockholder’s deficit	$314,344	$316,657

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(unaudited)

	2007	2006
Net sales	$155,011	$140,107
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization	133,673	127,801
Depreciation and amortization	3,866	3,604
Gross profit	17,472	8,702
Selling, general and administrative expenses	7,150	5,789
Depreciation and amortization	27	58
ESOP expense	—	1,116
Profit-sharing expense	549	—
Operating profit	9,746	1,739
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(4,386)	(4,475)
Amortization of deferred financing costs	(414)	(370)
Government grant income	—	206
Gain (loss) on equity method investment	(2)	4
	(4,802)	(4,635)
Profit (loss) before income taxes	4,944	(2,896)
Income tax	—	—
Net income (loss)	$4,944	$(2,896)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,944	$(2,896)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,893	3,662
Compensation expense for Parent restricted stock	—	13
Amortization of deferred financing costs	414	370
ESOP expense	—	1,116
Parent PIK Senior Subordinated Note for interest	1,092	1,000
Changes in operating assets and liabilities:
Accounts receivable, net	(3,860)	(2,172)
Inventories	5,344	2,635
Prepaid expenses	(32)	(261)
Accounts payable	(6,106)	(4,247)
Accrued expenses and other current liabilities	(1,866)	(5,373)
Interest payable	2,817	2,704
Pension and postretirement benefits	(107)	701
Other assets and liabilities	53	379
Net cash provided by (used in) operating activities	6,586	(2,369)
Cash flows used in investing activities:
Additions to property, plant, and equipment	(3,998)	(2,134)
Net cash used in investing activities	(3,998)	(2,134)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	44	(3)
Proceeds from borrowings under line of credit	30,348	39,701
Repayment of borrowings under line of credit	(28,193)	(36,926)
Repayments of long-term debt and capital lease obligations	(874)	(171)
Other financing activities	(4,555)	1,188
Net cash provided by (used in) financing activities	(3,230)	3,789
Net decrease in cash	(642)	(714)
Cash, beginning of period	1,834	2,110
Cash, end of period	$1,192	$1,396
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $749 and $217 in 2007 and 2006, respectively	$1,227	$896

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods.  Results for the three months ended March 31, 2007 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) included in our annual report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(2)  Liquidity

The Company’s working capital needs are satisfied through its revolving credit facility, which expires December 15, 2008.  On September 15, 2004, the credit agreement was amended to increase the facility from $45,000 to $50,000 on a permanent basis.  The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts borrowing base availability.  On March 15, 2006, the credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  For further discussion, see the Company’s annual report on Form 10-K for the year ended December 31, 2006.  In addition, the Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Management believes the existing credit facility is adequate for the Company’s current cash flow needs.  Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for the fiscal year ending December 31, 2007 (“fiscal year 2007”).  However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials and energy, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.

The borrowing availabilities at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Borrowing base	$65,710	$61,605
Credit agreement restriction	(5,000)	(5,000)
Suppressed availability (1)	(10,710)	(6,605)
Line availability not to exceed $50,000	50,000	50,000
Revolver balance	(36,390)	(34,235)
Letters of credit	(5,691)	(5,691)
Total availability	$7,919	$10,074

(1)                                  The excess of the value of the assets collateralized over the maximum line of credit after subtracting the credit agreement restriction.

(3)  Inventories

Components of inventory at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Raw materials	$19,105	$18,219
Work in progress	15,952	18,173
Finished goods:
Paper and paperboard	11,915	15,122
Cartons	5,153	5,955
Total	$52,125	$57,469

(4)  Debt

9.5% Senior Secured Notes

On December 17, 2003, the Company issued $125.0 million of senior secured notes (the “Notes”) through a private placement offering under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semi-annually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest on or after December 15, 2006 and December 15, 2007, respectively.  Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.

Revolving Credit Facility

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On March 15, 2006, the credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $36,390 and $34,235 at March 31, 2007 and December 31, 2006, respectively, and letters of credit outstanding as of March 31, 2007 and December 31, 2006 were $5,691.  The maximum borrowing availability at March 31, 2007 was $7,919, subject to the availability restriction described in Note 2.  The interest rate on the revolving credit facility at each of March 31, 2007 and December 31, 2006 was 7.53%.  This is a blended rate of LIBOR contracts plus margin.

Parent PIK Senior Subordinated Note

Blue Ridge Holding Corp. (the “Parent”) partially financed the acquisition of the Canton System with a PIK Senior Subordinated Note payable to International Paper Corporation in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007.  On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturity date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000.  This payment was made on December 17, 2003 with proceeds from the sale of the Notes.  On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes,” which bear substantially the same terms as the original Parent PIK Senior Subordinated Notes.  Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the Company.  In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note is triggered prior to its maturity.  The Parent is dependent on the Company to service the debt in its entirety.  The entire amount is due on May 14, 2009.

(5)  Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Service cost	$435	$409
Interest cost	315	251
Expected return on assets	(319)	(264)
Amortization of prior service cost	(16)	(16)
Amortization of actuarial loss	123	118
Total net periodic benefits costs	$538	$498

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost.  The Company estimates its benefits payments in fiscal year 2007 will be approximately $438.  Benefits payments for the fiscal year ended December 31, 2006 (“fiscal year 2006”) were $382.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s postretirement medical plan are as follows for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Service cost	$135	$118
Interest cost	288	227
Amortization of prior service cost	(100)	(100)
Amortization of actuarial loss	20	—
Total net periodic benefits costs	$343	$245

Management is primarily responsible for determining the cost of postretirement medical benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost.  The Company estimates its benefits payments for fiscal year 2007 will be approximately $644.  Benefits payments for fiscal year 2006 were $428.

(6)  Recent Accounting Developments

In June 2006, the FASB issued FAS Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  The accounting provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation establishes a consistent threshold for recognizing current and deferred taxes.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s financial statements or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“Statement 157”), “Fair Value Measurements.”  Statement 157 establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements.  Statement 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  Statement 157 applies to interim reporting and will be effective for the Company in the first quarter of the fiscal year ending December 31, 2008.  The Company is currently evaluating the effects of Statement 157 but does not anticipate that it will have a material effect on its consolidated financial statements.

On September 8, 2006, the FASB released FASB Staff Position (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The guidance in FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006.  The Company does not use the “accrue in advance” method of accounting for planned major maintenance; therefore, the provisions of FSP AUG AIR-1 have no effect on the Company’s financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158 (“Statement 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements Nos. 87, 88, 106 and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007, for entities with non-publicly traded equity securities as defined by Statement 158.  The Company will adopt the provisions of Statement 158 in December 2007 and is currently evaluating the impact on its consolidated financial statements.  Based on preliminary information from the Company’s actuaries, the Company expects the adoption of this new accounting guidance to increase stockholder’s deficit, net of tax, by approximately $3,000, to $4,000 as of December 31, 2007.

(7)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has agreements with suppliers of wood pulp and wood chips.  The terms of one of the agreements require minimum volume purchases of 815,000 tons of chips each contract year during the contract five-year period.  This wood chip agreement is with International Paper, which supplies the wood chips through two of its subsidiaries (see Note 14 to our consolidated financial statements included in our annual report for fiscal year 2006, for further discussion).  As of March 31, 2007, the Company has minimal commitments to purchase wood chips of approximately $58,617 over the remaining terms of the agreements.

(b) Labor Agreements

The Company maintains collective bargaining labor agreements with local unions at all manufacturing facilities.  Approximately 74% of the Company’s employees are subject to the agreements.  A new Master Labor Agreement, accompanied by local supplements, was negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and ratified in July 2006.  The term of the labor agreement extends through May 13, 2009.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit was brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Canton Mill is located, and into which the Company has a permit to discharge.  The plaintiffs sought damages for private nuisance for the period commencing June 1, 1999, and thereafter until the date of trial.  The plaintiffs in this action alleged that the discharge of (colored) water from the Canton Mill resulted in a nuisance (diminution of property value), but did not contain any allegation relating to health or safety matters.  The demand for damages was limited to a maximum of $74 (exclusive of interest and costs) per individual landowner, or collectively a total of $22,200.

On August 17, 2005, a Cocke County Court jury ruled in favor of the Plaintiff class awarding $2,000 for nuisance damages with no punitive damages being awarded.  In January 2007, the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee ruled in favor of the jury verdict.  A petition to review the Court of Appeals ruling has been made to the Tennessee Supreme Court.  In accordance with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” a reserve of $2,000 was established to recognize the potential liability and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

On October 11, 2005, the Company was sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cocke County, Tennessee, after which the Company removed the case to federal court.  On September 19, 2006, the case was remanded back to Tennessee state court.  The Company’s Tennessee counsel advises that it is unlikely this case will be tried until a final non-appealable decision is reached in the first lawsuit.

On June 6, 2006, the Parent received notices of tax assessment for corporate and franchise tax for tax years 1999 through 2004 in the aggregate amount of $806.  The Parent formally protested the tax assessment on July 5, 2006.  On January 4, 2007, the Parent received revised assessments.  The reassessed aggregate amount is $665, consisting of $361 in taxes, $87 in interest and $217 in penalties for the full six-year period.  The Company has not recorded a liability for any amount related to this assessment because the ultimate loss, if any, associated with the assessment is not considered probable or estimable.

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

(e)  Environmental Liabilities

As part of its environmental management program, the Company has recognized obligations for closure of landfills by accruing the obligations for closure or removal in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company had accrued approximately $1,243 and $1,205 for closure of landfills as of March 31, 2007 and December 31, 2006, respectively.

The normal conduct of business subjects the Company to various federal, state and local laws and regulations.  Although potential costs due to existing or new laws could be significant, management currently believes that the outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position.

(8)  Income Tax

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  The application of FIN 48 resulted in no adjustment or recording of a liability for unrecognized income tax benefits.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to existence of the valuation allowance.  (For more information regarding the valuation allowance, please refer to 2006 Form 10-K Footnote 9).

The Company is subject to income tax in the United States and numerous state taxing jurisdictions.  The Company is not currently under examination by any taxing jurisdiction and has not received notification of intent to audit.  Federal and state income tax returns are generally open for examination for three years from the date of filing.  The Company has not consented to an extension for the periods available for assessment of income tax with any taxing jurisdictions.  The Company did not record income tax expense for the three-month period ended March 31, 2007 as the Company continues to maintain a full valuation allowance due to a history of net losses.

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

	Three months ended March 31,
	2007	2006
Net sales:
Paper	$62,529	$57,175
Packaging	92,482	82,932
Corporate	—	—
Total	$155,011	$140,107
Operating income/(loss):
Paper	$9,028	$4,259
Packaging	8,444	4,443
Corporate	(7,726)	(6,963)
Total	$9,746	$1,739
Depreciation/amortization:
Paper	$2,963	$2,753
Packaging	903	851
Corporate	27	58
Total	$3,893	$3,662
Total assets:
Paper	$209,287	$203,589
Packaging	92,362	93,971
Corporate	12,695	13,057
Total	$314,344	$310,617
Capital expenditures:
Paper	$2,746	$1,844
Packaging	503	250
Corporate	749	40
Total	$3,998	$2,134

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

For the three months ended March 31, 2007, the Company’s gross sales by destination were concentrated in the following geographic markets: North America, approximately 95.7%; Europe, approximately 4.1%; and Asia, approximately 0.2%.

(10)  Stock-Based Compensation

The Company offers restricted share awards as stock-based compensation to select employees.  Restricted stock awards are generally subject to forfeiture if an employee terminates employment prior to vesting.  Outstanding blocks of restricted stock grants as of December 31, 2006 were all fully vested.  In February 2007, awards totaling 245,000 shares were granted under the Blue Ridge Holding Corp. 2005 Employee Stock Unit Plan to select employees of the Company that will cliff-vest five years from the date of grant.

The Company has classified the awards as equity awards under the provisions of SFAS 123(R) where compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.

The value of share-based payment awards was determined using an independent valuation.  This valuation considered the Company’s 2006 performance and share value was determined to be $6.49 per share.  For the three months ended March 31, 2007, the Company recognized $53 in stock-based compensation.

The following table summarizes the changes in the number of shares of restricted stock for the three months ended March 31, 2007 (dollars in thousands):

		Aggregate
	Shares	fair value
Outstanding at December 31, 2006	190,356	$1,235
Canceled and other	3,640	24
Outstanding at March 31, 2007	193,996	$1,259
Add:
Accrued portion of unvested stock grant		53
Obligation to redeem restricted stock units of Parent at March 31, 2007	193,996	$1,312

In April 2007, the Company repurchased 108,499 restricted shares for $704.  The shares were issued in 2006 as part of a block of 157,458 shares that were granted in years 1999 through 2002.

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

We reported a net profit of $4.9 million for the first quarter ended March 31, 2007.  This compared to a net profit of $2.2 million for the fourth quarter ended December 31, 2006 and a net loss of $2.9 million for the first quarter ended March 31, 2006.  Total net sales for the first quarter ended March 31, 2007 were $155.0 million compared to $140.4 million and $140.1 million in the fourth quarter ended December 31, 2006 and first quarter ended March 31, 2006, respectively.

Our turnaround continued to gain momentum and, as a result, we recorded our most profitable quarter in seven years.  Continued strong productivity, record shipments and moderating input costs all contributed to our improved profitability.

Uncoated paper shipments totaled 73,108 tons in the first quarter ended March 31, 2007 compared to 69,150 tons in the fourth quarter ended December 31, 2006.  Average pricing in the first quarter ended March 31, 2007 decreased 1.8% compared to the fourth quarter ended December 31, 2006 reflecting slightly lower backlogs; however, announced reductions in industry capacity should help the market to tighten somewhat over the next few months.  Average pricing increased 7.9% when compared to the first quarter ended March 31, 2006.

Packaging segment shipments for the first quarter ended March 31, 2007 increased 8.0% when compared to the fourth quarter ended December 31, 2006 and increased 3.2% when compared to the first quarter ended March 31, 2006.  Pricing for the packaging segment for the first quarter ended March 31, 2007 increased 4.2% over the fourth quarter ended December 31, 2006.  On January 15, 2007, we announced a price increase of $40 to $60 per ton (depending on the grade) for our coated board products.  On February 26, 2007, we announced a price increase of 8% to 10% (depending on the grade) for our gable top carton products.  The effective dates for each of these increases will be determined by our contractual obligations.

Raw material costs increased in the first quarter ended March 31, 2007 compared to the fourth quarter ended December 31, 2006 by approximately $1.2 million.  This increase was primarily due to increases in the costs of wood chips and chemicals, partially offset by a decrease in the cost of polyethylene.

On March 26, 2007, we announced that we are engaged in preliminary discussions with the Rank Group pursuant to a non-binding letter of intent regarding a potential transaction involving the sale of Blue Ridge Paper Products Inc.  The Rank Group is the owner of Carter Holt Harvey Ltd. group of companies, headquartered in New Zealand, and Evergreen Packaging Inc. (formerly the Beverage Packaging Division of International Paper).  In the first quarter ended March 31, 2007, we incurred legal and professional fees of $0.3 million associated with this potential transaction.

Profit sharing totaling approximately $0.5 million was earned by our qualified employees in the first quarter ended March 31, 2007.

We conducted an extended pulp mill outage at the Canton mill in April.  We anticipate that increased maintenance and purchased fiber costs associated with this 14-day outage will likely result in a small loss in the 2007 second quarter.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

(Dollars in millions, except per ton amounts)

	Three-Month Period
	Ended March 31.
	2007	2006

Net sales:
Packaging	$92.5	$82.9
Paper	62.5	57.2
Total	$155.0	$140.1

Segments’ operating profit:
Packaging	$8.4	$4.4
Paper	9.0	4.3
Total segments operating profit, excluding corporate expenses	17.4	8.7

Corporate expense	7.7	7.0
Total operating profit	$9.7	$1.7

Percentage of net sales:
Packaging	59.7%	59.2%
Paper	40.3%	40.8%
Total	100.0%	100.0%

Segments’ operating margin:
Packaging	9.1%	5.3%
Paper	14.4%	7.5%
Total	11.2%	6.2%

Shipments (tons):
Packaging	70,771	68,596
Paper	79,229	77,897
Total	150,000	146,493

Average price ($ per ton):
Packaging	$1,307	$1,209
Paper	789	734
Average price	$1,033	$956

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net Sales.   Net sales for the three-month period ended March 31, 2007, or the 2007 three-month period, increased $14.9 million or 10.6% to $155.0 million compared to $140.1 million for the three-month period ended March 31, 2006, or the 2006 three-month period.

Net sales for our packaging segment for the 2007 three-month period increased $9.6 million or 11.6% to $92.5 million compared to $82.9 million for the 2006 three-month period.  For the 2007 three-month period, our packaging segment sold 70,771 tons of coated and converted paperboard products at an average price of $1,307 per ton, compared to 68,596 tons sold for the 2006 three-month period at an average price of $1,209 per ton.  The increase in packaging segment sales is attributable to a 3.2% increase in volume shipped and a 8.1% increase in average revenue per ton shipped.

Net sales for our paper segment for the 2007 three-month period increased $5.3 million or 9.3% to $62.5 million compared to $57.2 million in the 2006 three-month period.  Net sales volume in our paper segment increased 1,332 tons to 79,229 tons shipped in the 2007 three-month period as compared to 77,897 tons shipped in the 2006 three-month period.  Approximately 81.1% or $4.3 million of the net sales increase in the 2007 three-month period reflects improved pricing for our products.  The remaining increase in net sales reflects increased sales of uncoated paper produced at our Canton, North Carolina facility.  Average pricing in our paper segment improved to $789 per ton shipped in the 2007 three-month period as compared to $734 per ton shipped in the 2006 three-month period.

Operating Profit.  Total segment operating profit increased $8.7 million to $17.4 million in the 2007 three-month period compared to an operating profit of $8.7 million for the 2006 three-month period.  As a percentage of sales, total segments operating profit increased to 11.2% in the 2007 three-month period from 6.2% in the 2006 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit (in millions):

Segments’ Operating Profit	Three-Month Period Ended March 31, 2007	Three-Month Period Ended March 31, 2006	Change
	$17.4	$8.7	$8.7
Product pricing improvement			$9.0

Productivity improvements			0.9

Major raw material cost improvements			0.9

Increased wage and benefit costs			(2.4)

Increased by-product sales			1.2

Other miscellaneous and offsetting items			(0.9)

Total			$8.7

Operating profit for our packaging segment increased $4.0 million or 93.2% in the 2007 three-month period to $8.4 million or 9.1% of packaging segment sales, compared to $4.4 million or 5.3% of packaging segment sales for the 2006 three-month period.  The increase in operating profit for our packaging segment was due primarily to (i) a $4.7 million improvement in pricing for our products sold; (ii) improved productivity of approximately $1.3 million; (iii) a $1.7 million decrease in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (iv) a $0.2 million decrease in other major raw material costs for the division; and (v) a $0.7 million increase in sales of scrap and waste sold as a by-product.  The increase in packaging segment operating profit in the 2007 three-month period was partially offset by (a) an increase of $1.6 million in costs incurred for wages and benefits; (b) a $2.2 million increase in costs of internally produced board received from the Canton mill and passed on to the packaging division through interdivisional transfer costs; and (c) other miscellaneous and offsetting variances totaling $0.6 million.

Operating profit for our paper segment increased $4.7 million in the 2007 three-month period to $9.0 million or 14.4% of paper segment sales, compared to an operating profit of $4.3 million or 7.5% of paper segment sales for the 2006 three-month period.  The increase in operating profit for our paper segment was due primarily to (i) increased pricing on uncoated paper sales of $4.3 million; (ii) a $2.2 million decrease in costs of internally produced board and passed on to the packaging division through interdivisional transfer costs;

and (iii) improved revenue from the sale of our primary by-products produced at our Canton, North Carolina facility, tall oil and turpentine, of approximately $0.5 million.  The increase in paper segment operating profit in the 2007 three-month period was partially offset by (a) cost increases of approximately $1.0 million on many of our primary raw materials including wood chips, purchased pulp and chemicals; (b) reduced productivity in the 2007 three-month period of $0.4 million reflecting reduced paper production as compared to the 2006 three-month period; (c) an increase of $0.8 million in costs incurred for wages and benefits; and (d) other miscellaneous and offsetting variances totaling $0.1 million.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased $1.4 million or 24.1% to $7.2 million in the 2007 three-month period compared to $5.8 million for the 2006 three-month period.  The increase in selling, general and administrative expenses was primarily attributable to (i) a $0.3 million increase in corporate wages and benefits cost in the 2007 three-month period as compared to the 2006 three-month period; (ii) $0.3 million in due diligence expenses related to the potential sale of the company; and (iii) other miscellaneous and offsetting variances totaling $0.8 million.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to operations was less than $0.1 million for both the 2007 three-month and 2006 three-month periods.

ESOP Expense.  ESOP expense decreased $1.1 million or 100.0% to $0.0 million in 2007 compared to $1.1 million in 2006.  The decrease in the 2007 three-month period reflects the completion of the seven-year share distribution into the ESOP, which began in May 1999 and ended in May 2006.  Going forward, ESOP expense will no longer be incurred.  Future events, such as our obligation to repurchase certain shares of common stock held by retirees and former employees when put to us have already been expensed.

Profit Sharing Expense.  Profit sharing expense increased to $0.5 million in the 2007 three-month period compared to $0.0 million in the 2006 three-month period.  Profit sharing expense reflects the distribution of 10% of our pre-tax net income to our ESOP employees and is distributed based on quarterly results.  All ESOP employees, both hourly and salaried, share equally in the distribution.  This expense is only payable to our employees when there is a year-to-date as well as a current quarter net income.  In the 2006 three-month period, this expense was not applicable.

Interest and Amortization Expenses.   Interest and amortization expenses remained unchanged at $4.8 million for the 2007 three-month period compared to $4.8 million for 2006 three-month period.  The 2007 three-month period includes a correction of a prior period uncorrected misstatement related to capitalization of interest under SFAS 34.  Management evaluated the prior period uncorrected misstatement using the dual method as prescribed in SAB 108 evaluating materiality under the guidance provided in SAB 99 and concluded that the correction of the prior period uncorrected misstatement was clearly immaterial to prior years and to current year consolidated financial statements.  The decrease in interest expense as a result of this adjustment was offset by an increase in interest cost incurred on the revolving credit facility and the PIK Senior Subordinated Note.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs.  Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at March 31, 2007 was approximately $164.8 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of fiscal 2007 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.  We entered into a $45.0 million revolving credit facility in December 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million.  The maximum borrowing availability at March 31, 2007 and December 31, 2006 was $7.9 million and $10.1 million, respectively.  The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $5.0 million (as amended March 15, 2006).  If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered.  As of March 31, 2007, we had a covenant availability of $23.6 million, which is $18.6 million in excess of the required minimum.

Summary of Cash Flow ($ in millions):

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in) operating activities	$6.6	$(2.4)
Net cash used in investing activities	(4.0)	(2.1)
Net cash provided by (used in) financing activities	(3.2)	3.8
Net decrease in cash	$(0.6)	$(0.7)

Cash balance	$1.2	$1.4

The cash provided by operations was $6.6 million for the 2007 three-month period.  The cash provided by operations was primarily attributable to a net income of $4.9 million for the 2007 three-month period and changes in working capital.

The cash used in investing activities for the 2007 three-month period was $4.0 million.  Capital spending for the 2007 three-month period was $4.0 million, which included $0.2 million for capitalized interest and $1.4 million for environmental projects.  For the fiscal year ending December 31, 2007, we currently estimate that our capital spending will be approximately $22.4 million.

Net cash used in financing activities was $3.2 million for the 2007 three-month period, which is primarily attributable to a reduction in outstanding checks within other financing activities in the statement of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. We manage interest cost using a combination of fixed and variable rate debt.  As of March 31, 2007, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest.  As of March 31, 2007, approximately $36.4 million was outstanding under our working capital credit facility consisting of short-term interest rates of 0.25% over Applicable Revolver Index Margin and 2.00% over Applicable Revolver Libor Margin, as defined.  Our working capital facility, as amended June 9, 2006, offers two options for interest rates:  Applicable Revolver Libor margin ranging from 1.50% - 2.00% or Applicable Revolver Index Margin ranging from 0.00% - 0.25%.  The rate is based on revolver availability.  At the end of March 2007, we were approximately at the high-point of the interest rate grid for Libor and Index Margins.  In addition, as of March 31, 2007, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

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

BLUE RIDGE PAPER PRODUCTS INC.

Date: May 10, 2007

/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1                           Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2                           Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002