Form 10-Q
period 2007-06-30
BLUE RIDGE PAPER PRODUCTS INC
filed 2007-08-14
CIK 1284293

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of common shares outstanding at June 30, 2007 was 1,000.

BLUE RIDGE PAPER PRODUCTS INC.

AND SUBSIDIARIES

INDEX

PART 1.	FINANCIAL INFORMATION
	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets, June 30, 2007 (unaudited) and December 31, 2006 (derived from audited financial statements)

Condensed Consolidated Statements of Operations, Three Months Ended June 30, 2007 and 2006 (unaudited), Six Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2007 and 2006 (unaudited)

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

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash	$1,061	$1,834
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,137 and $1,507 in 2007 and 2006, respectively	55,525	56,263
Inventories	52,882	57,469
Prepaid expenses	1,757	2,306
Deferred tax asset	4,679	4,385
Total current assets	115,904	122,257
Property, plant, and equipment, net of accumulated depreciation of $128,089 and $120,202 in 2007 and 2006, respectively	191,525	190,792
Deferred financing costs, net	2,726	3,564
Other assets	21	44
Total assets	$310,176	$316,657
Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of senior debt	$45	$43
Current portion of capital lease obligations	736	965
Accounts payable	37,128	43,498
Accrued expenses and other current liabilities	32,176	33,383
Interest payable	1,776	1,884
Total current liabilities	71,861	79,773
Senior debt, net of current portion	162,013	159,876
Parent Pay-In-Kind (PIK) Senior Subordinated Note	50,696	48,514
Capital lease obligations	2,164	2,629
Pension and postretirement benefits	24,545	24,027
Deferred tax liability	4,679	4,385
Other liabilities	1,273	1,205
Total liabilities	317,231	320,409
Obligation to redeem ESOP shares	29,692	29,723
Obligation to redeem restricted stock units of Parent	598	1,235
Commitments and contingencies (See notes)
Stockholder’s deficit:
Common stock (par value $0.01, 1000 shares authorized and outstanding in 2007 and 2006, respectively)	—	—
Additional paid-in capital	65,013	64,213
Accumulated deficit	(88,872)	(86,255)
Accumulated other comprehensive loss	(3,299)	(3,299)
	(27,158)	(25,341)
Receivable from Parent	(10,187)	(9,369)
Total stockholder’s deficit	(37,345)	(34,710)
Total liabilities and stockholder’s deficit	$310,176	$316,657

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Operations

Three- and Six-Month Periods Ended June 30, 2007 and 2006

(Dollars in thousands)

(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$144,298	$144,856	$299,309	$284,963
Cost of goods sold:
Cost of goods sold, excluding depreciation and amortization	133,004	128,700	266,677	256,501
Depreciation and amortization	3,963	3,634	7,829	7,238
Gross profit	7,331	12,522	24,803	21,224
Selling, general and administrative expenses	9,245	6,107	16,395	11,896
Depreciation and amortization	31	28	58	86
ESOP expense	—	511	—	1,627
Profit-sharing expense	—	—	549	—
Operating profit (loss)	(1,945)	5,876	7,801	7,615
Other income (expense):
Interest expense, excluding amortization of deferred financing costs	(5,191)	(4,481)	(9,578)	(8,956)
Amortization of deferred financing costs	(425)	(381)	(838)	(751)
Government grant income	—	979	—	1,185
Gain on equity method investment	—	—	(2)	4
	(5,616)	(3,883)	(10,418)	(8,518)
Profit (loss) before income taxes	(7,561)	1,993	(2,617)	(903)
Income tax	—	—	—	—
Net income (loss)	$(7,561)	$1,993	$(2,617)	$(903)

See accompanying notes to condensed consolidated financial statements.

BLUE RIDGE PAPER PRODUCTS INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,617)	$(903)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,887	7,324
Compensation expense for Parent restricted stock	132	25
Amortization of deferred financing costs	838	751
ESOP expense	—	1,627
Gain on sale of assets	—	(17)
Parent PIK Senior Subordinated Note for interest	1,141	2,044
Changes in operating assets and liabilities:
Accounts receivable, net	738	(4,793)
Inventories	4,587	3,841
Prepaid expenses	549	(501)
Insurance proceeds receivable	—	291
Income tax receivable	—	50
Accounts payable	(2,275)	(5,288)
Accrued expenses and other current liabilities	(1,207)	(4,363)
Interest payable	932	(46)
Pension and postretirement benefits	518	1,136
Other assets and liabilities	92	(625)
Net cash provided by operating activities	11,315	553
Cash flows used in investing activities:
Additions to property, plant, and equipment	(8,619)	(5,253)
Proceeds from sale of property, plant, and equipment	(1)	17
Net cash used in investing activities	(8,620)	(5,236)
Cash flows from financing activities:
Repurchase of Parent common and preferred stock	(818)	(3)
Proceeds from borrowings under line of credit	62,104	75,610
Repayment of borrowings under line of credit	(59,944)	(71,187)
Repayments of long-term debt and capital lease obligations	(715)	(344)
Other financing activities	(4,095)	(755)
Net cash provided by (used in) financing activities	(3,468)	3,321
Net decrease in cash	(773)	(1,362)
Cash, beginning of period	1,834	2,110
Cash, end of period	$1,061	$748
Supplemental disclosures of cash flow information:
Cash paid for interest, including capitalized interest of $865 and $461 in 2007 and 2006, respectively	$7,958	$7,420

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Regulation S-X related to interim period financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods.  Results for the three months and six months ended June 30, 2007 may not necessarily be indicative of full-year results.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of Blue Ridge Paper Products Inc. (the “Company”) included in our annual report on Form 10-K for the year ended December 31, 2006.

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

(2)  Subsequent Event

On July 31, 2007, the Company’s parent, Blue Ridge Holding Corp. (the “Parent”), merged with and into Packaging Holdings Inc. (“NewCo”), a wholly owned subsidiary of Evergreen Packaging Inc. (“Evergreen”), with the Parent surviving (referred to herein as the “Merger”).  The Merger was consummated in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of June 13, 2007, as amended, by and among Rank Group Limited (“Rank Group”), NewCo, the Parent and, solely in its capacity as the Stockholder Representative, KPS Special Situations Fund, L.P. (referred to herein as the “Merger Agreement”).  Prior to the consummation of the Merger, Rank Group transferred ownership of NewCo to its affiliate, Evergreen.

As a result of the consummation of the Merger, in accordance with the terms and conditions of the Merger Agreement, a change of control occurred in the voting shares of common stock of the Company indirectly beneficially owned immediately before the Merger.  The total consideration payable under the Merger Agreement was $338,000, subject to adjustment.  All of the voting shares of common stock of the Parent are currently held by Evergreen.  Evergreen financed the amounts to be paid upon consummation of the Merger through borrowings under an existing loan facility and loaned the amounts payable in the Merger Agreement to the Parent.  For further discussion, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2007.

(3)  Liquidity

The Company’s working capital needs are satisfied through its revolving credit facility, which expires December 15, 2008.  On September 15, 2004, the credit agreement was amended to increase the facility from $45,000 to $50,000 on a permanent basis.  The credit agreement requires that the Company meet certain financial covenants, including a minimum borrowing availability threshold and a fixed charge coverage ratio.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts borrowing base availability.  On March 15, 2006, the credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7,500 to $5,000.  On July 31, 2007, in connection with the consummation of the Merger, the credit agreement was further amended to waive any default or other right that would otherwise result from the change of control arising from the consummation of the Merger.  In addition, on August 1, 2007, the credit agreement was amended with respect to certain restrictive payment covenants.  Copies of Amendment Nos. 9 and 10 to the credit agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.  The

Company must meet certain affirmative and negative operating covenants.  In the event of default or if the outstanding balance of the revolving credit facility is greater than $25,000, the borrowing availability falls below $5,000 and the fixed charge coverage ratio is less than 1.1 to 1.0, the credit agreement provides for activation of controlled bank accounts to apply daily cash collections toward the outstanding revolving loan balance.  Management believes the existing credit facility is adequate for the Company’s current cash flow needs.  Continued compliance with debt covenants and sufficient liquidity is dependent upon business operations consistent with management’s plan for the fiscal year ending December 31, 2007 (“fiscal year 2007”).  However, uncertainties exist within the Company’s markets that include, but are not limited to, availability and pricing of raw materials and energy, unforeseen disruption in plant operations, labor disputes, significant competition, relationships with large customers, product demand, environmental compliance, litigation, loss of key managers and exposures to interest rate changes.  For further discussion, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“fiscal year 2006”) and its Current Report on Form 8-K filed with the SEC on July 31, 2007.

The borrowing availabilities at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Borrowing base	$57,083	$61,605
Credit agreement restriction	(5,000)	(5,000)
Suppressed availability (1)	(2,083)	(6,605)
Line availability not to exceed $50,000	50,000	50,000
Revolver balance	(36,395)	(34,235)
Letters of credit	(5,691)	(5,691)
Total availability	$7,914	$10,074

(1)                               The excess of the value of the assets collateralized over the maximum line of credit after subtracting the credit agreement restriction.

(4)  Inventories

Components of inventory at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Raw materials	$18,598	$18,219
Work in progress	16,024	18,173
Finished goods:
Paper and paperboard	13,154	15,122
Cartons	5,106	5,955
Total	$52,882	$57,469

(5)  Debt

9.5% Senior Secured Notes

On December 17, 2003, the Company issued an aggregate principal amount of $125,000 of its senior secured notes due 2008 (the “Notes”) through a private placement under Rule 144A.  The Notes have a term of five years, are due on December 15, 2008 and bear interest at a stated rate of 9.5%, which is payable semi-annually in arrears on June 15 and December 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s tangible and intangible assets and have a subordinated secured interest in the outstanding trade accounts receivable and inventories.  The Company has the right to redeem the Notes at 104.75% and 100.00%, plus accrued interest, on or after December 15, 2006 and December 15, 2007, respectively.  If the Company has a change of control as defined in the indenture governing the Notes, dated December 17, 2003, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee and as Collateral Agent (the “Indenture”), the Company must give holders of the Notes the opportunity to sell to the Company their Notes at 101% of their face value, plus accrued and unpaid interest.  Terms of the Indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.  As a result of the consummation of the Merger, the Company anticipates making a change of control offer to repurchase its Notes in accordance with the terms of the Indenture.

Revolving Credit Facility

On December 17, 2003, the Company entered into a revolving credit facility with a financial institution, which provided for maximum borrowings of $45,000, subject to a borrowing base calculated using eligible accounts receivable and inventories.  On September 15, 2004, the credit agreement was amended to increase the maximum borrowings to $50,000 on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On July 31, 2007, in connection with the consummation of the Merger, the credit agreement was further amended to waive any default or other right that would otherwise result from the change of control arising from the consummation of the Merger.  In addition, on August 1, 2007, the credit agreement was amended with respect to certain restrictive payment covenants and the commitment termination date was extended to July 31, 2010.  The revolving credit facility is collateralized by a senior secured interest in the Company’s outstanding trade accounts receivable and inventories and by a subordinated secured interest in substantially all of the Company’s tangible and intangible assets.  The revolving credit facility matures on December 15, 2008, and requires the Company to pay an annual fee of 0.375% on the unused facility amount.  The Company had an outstanding balance of $36,395 and $34,235 at June 30, 2007 and December 31, 2006, respectively, and letters of credit outstanding as of June 30, 2007 and December 31, 2006 were $5,691.  The maximum borrowing availability at June 30, 2007 was $7,914, subject to the availability restriction described in Note 2.  The interest rate on the revolving credit facility at June 30, 2007 and December 31, 2006 was 7.34% and 7.53%, respectively.  This is a blended rate of LIBOR contracts plus margin.

Parent PIK Senior Subordinated Note

The Parent partially financed the acquisition of the Company’s Assets with a Pay-in-Kind (“PIK”) Senior Subordinated Note payable to International Paper Corporation (“International Paper”) in the principal amount of $30,000, wherein interest would accrue on the unpaid principal balance at a rate of 9% per annum until May 14, 2007.  On November 14, 2003, the Company entered into an agreement with International Paper to extend the maturation date of the Parent PIK Senior Subordinated Note to May 14, 2009 in return for a principal payment of $7,000.  This payment was made on December 17, 2003 with proceeds from the sale of the Notes.  On each semi-annual interest payment date (March 31 and September 30), the Parent records interest on this note by issuing “Secondary Notes,” which bear substantially the same terms as the original Parent PIK Senior Subordinated Note.  Payments of principal and interest under the Parent PIK Senior Subordinated Note are legal obligations of the Parent and have not been guaranteed in any way by the

Company.  However, the Parent will be dependent upon the Company to settle these obligations.  In addition, under certain circumstances, primarily future Parent equity transactions transferring at least 50% of the common stock to a third party, payment by the Parent of the Parent PIK Senior Subordinated Note is triggered prior to its maturity.  In connection with the consummation of the Merger, the Rank Group arranged for the Parent’s outstanding PIK Senior Subordinated Note previously held in the name of International Paper to be transferred by International Paper to an affiliate of the Rank Group.

(6)  Retirement Plans

Pension Plan

The components of net periodic benefit costs relating to the Company’s pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$435	$409	$870	$818
Interest cost	315	251	630	502
Expected return on assets	(319)	(264)	(638)	(528)
Amortization of prior service cost	(16)	(16)	(32)	(32)
Amortization of actuarial loss	123	118	246	236
Total net periodic benefits costs	$538	$498	$1,076	$996

Management is responsible for determining the cost of pension benefits for this plan.  Management considers a number of factors, including consulting with an actuarial firm, when determining this cost.  The Company estimates its benefits payments in fiscal year 2007 will be approximately $438.  Benefits payments in fiscal year ended December 31, 2006 were $382.

Postretirement Medical Plan

The components of net periodic benefit costs relating to the Company’s postretirement medical plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$225	$118	$360	$236
Interest cost	474	227	762	454
Amortization of prior service cost	(139)	(100)	(239)	(200)
Amortization of actuarial loss	122	—	142	—
Total net periodic benefits costs	$682	$245	$1,025	$490

Management is responsible for determining the cost of postretirement medical benefits for this plan.  Management considers a number of factors, including consulting with an actuarial firm, when determining this cost.  The Company estimates its benefits payments for the fiscal year ending December 31, 2007 will be approximately $644.  Benefits payments for the fiscal year ended December 31, 2006 were $428.

(7)  Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The accounting provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation establishes a consistent threshold for recognizing current and deferred taxes.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements.  SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  SFAS No. 157 applies to interim reporting and will be effective for the Company in the first quarter of the fiscal year ending December 31, 2008.  The Company is currently evaluating the effects of SFAS No. 157 but does not anticipate that it will have a material effect on its consolidated financial statements.

On September 8, 2006, the FASB released Staff Position (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The guidance in FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006.  The Company does not use the “accrue in advance” method of accounting for planned major maintenance; therefore, the provisions of FSP AUG AIR-1 had no effect on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status: (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of a fiscal year ending after June 15, 2007, for entities with non-publicly traded equity securities as defined by SFAS No. 158.  The Company will adopt the provisions of SFAS No. 158 in December 2007 and is currently evaluating the impact on its consolidated financial statements.  Based on preliminary information from the Company’s actuaries, the Company expects the adoption of this new accounting guidance to increase stockholder’s deficit, net of tax, by approximately $3,000, to $4,000 as of December 31, 2007.

(8)  Commitments and Contingencies

(a)  Purchase Commitments

The Company has agreements with suppliers of wood pulp and wood chips.  The terms of one of the agreements require minimum volume purchases of 815,000 tons of chips each contract year during the contract’s five-year period.  The agreement was extended for a five-year period that began in May 2004 and the Company has the right to extend the agreement for an additional five years commencing in May 2009.  This wood chip agreement is with International Paper, which supplies the wood chips through two of its subsidiaries (see Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2006, for further discussion).  As of June 30, 2007, the Company has commitments to purchase wood chips of approximately $51,717 over the remaining terms of the agreements.

(b) Labor Agreements

The Company maintains collective bargaining labor agreements with local unions at all manufacturing facilities.  Approximately 80% of the Company’s employees are subject to such agreements.  A new Master Labor Agreement, accompanied by local supplements, was negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and ratified in July 2006.  The term of the labor agreement extends through May 13, 2009.  In connection with the consummation of the Merger, NewCo entered into letter agreements with USW dated (i) June 13, 2007 addressing the termination of the Company’s Employee Stock Ownership Plan, dated May 14, 1999 (the “ESOP”) and (ii) July 25, 2007, amending in certain respects the Master Labor Agreement.  As a result of the Merger, the shares of common stock owned by the ESOP were cancelled and the ESOP Trustee, on behalf of each ESOP participant, received an amount of cash as calculated pursuant to the Merger Agreement.  The ESOP Trustee is in the process of distributing the cash to the ESOP participants as contemplated by the Merger Agreement.  Copies of the letter agreements are filed as Exhibits 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

(c)  Litigation, Claims and Assessments

On April 15, 2003, a lawsuit seeking class action certification was filed in the Circuit Court for Cocke County, Tennessee, in which the Company is a defendant.  The lawsuit was brought on behalf of approximately 300 residents owning property adjoining the Pigeon River upon which the Company’s Canton Mill is located, and into which the Company has a permit to discharge.  The plaintiffs sought damages for private nuisance for the period commencing June 1, 1999, and thereafter until the date of trial.  The plaintiffs in this action alleged that the discharge of (colored) water from the Canton Mill resulted in a nuisance (diminution of property value), but did not contain any allegation relating to health or safety matters.  The demand for damages was limited to a maximum of $74 (exclusive of interest and costs) per individual landowner, or collectively a total of $22,200.

On August 17, 2005, a Cocke County Court jury ruled in favor of the Plaintiff class awarding $2,000 for nuisance damages with no punitive damages being awarded.  In January 2007, the Tennessee Court of Appeals Eastern Section in Knoxville, Tennessee ruled in favor of the jury verdict.  In June 2007, a petition to review the Court of Appeals ruling was made to the Tennessee Supreme Court.  On July 18, 2007, the Tennessee Supreme Court denied the petition.  The Company is deciding whether to file an appeal to the U.S. Supreme Court.  If an appeal is not filed, the judgment must be paid by August 18, 2007.  In accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” a liability of $2,000 was established to recognize the potential liability and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.  In June 2007, the Company accrued interest of $409 related to the aforementioned litigation.

On October 11, 2005, the Company was sued by the same plaintiff group in a lawsuit for the same cause of action in the Circuit Court for Cocke County, Tennessee, after which the Company removed the case to federal court.  On September 19, 2006, the case was remanded back to Tennessee state court.  The Company has hired a new legal team and is implementing a new strategy to defend the new lawsuit.  The Company has not recorded a liability related to this litigation as the ultimate loss, if any, is not considered probable or estimable.

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

(d)  Employment Contracts

The Company has employment and compensation agreements with certain executive officers and management personnel.  The agreements generally have terms of three to five years, unless the employee is terminated for cause or the employee terminates employment for good reason, and provide for severance benefits in certain circumstances.  The agreements also include a cash bonus, which is a formula incentive-bonus based on the Company meeting certain performance goals.

(e)  Environmental Liabilities

As part of its environmental management program, the Company has recognized obligations for closure of landfills by accruing the obligations for closure or removal in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company had accrued approximately $1,273 and $1,205 for closure of landfills as of June 30, 2007 and December 31, 2006, respectively.

The normal conduct of business subjects the Company to various federal, state and local laws and regulations.  Although potential costs due to existing or new laws could be significant, management currently believes that the outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position.

(9)  Income Tax

The Company is subject to U.S. federal income tax and numerous state taxing jurisdictions.  The Company is not currently under examination by any taxing jurisdiction and has not received notification of intent to audit.  Federal and state income tax returns are generally open for examination for three years from the date of filing.  The Company has not consented to an extension for the periods available for assessment of income tax with any taxing jurisdictions.  The Company did not record income tax expense for the three or six-month periods ended June 30, 2007 and 2006.  The Company continues to maintain a full valuation allowance due to a history of net losses.

(10)  Segment Information

The Company’s management makes financial decisions and allocates resources based on sales and operating income of two segments: paper and packaging.  The Company does not allocate selling, general and administration expenses to each segment.  The financial information attributed to these segments is included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales:
Paper	$56,270	$59,559	$118,799	$116,734
Packaging	88,028	85,297	180,510	168,229
Total	$144,298	$144,856	$299,309	$284,963

Operating income (loss):
Paper	$1,299	$6,600	$10,328	$10,859
Packaging	6,032	5,922	14,475	10,364
Corporate	(9,276)	(6,646)	(17,002)	(13,608)
Total	$(1,945)	$5,876	$7,801	$7,615

Depreciation/amortization:
Paper	$3,029	$2,776	$5,993	$5,529
Packaging	934	858	1,836	1,709
Corporate	31	28	58	86
Total	$3,994	$3,662	$7,887	$7,324

Capital expenditures:
Paper	$2,995	$2,204	$5,741	$4,048
Packaging	1,511	915	2,013	1,165
Corporate	116	—	865	40
Total	$4,621	$3,119	$8,619	$5,253

Total assets:
Paper	$205,928	$204,144	$205,928	$204,144
Packaging	92,415	93,277	92,415	93,277
Corporate	11,833	13,919	11,833	13,919
Total	$310,176	$311,340	$310,176	$311,340

The accounting policies of the segments are the same as those generally in the summary of significant accounting policies.  The corporate segment includes all selling, general and administrative expenses.

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

(11)  Stock-Based Compensation

Prior to the consummation of the Merger, the Company offered restricted share awards as stock-based compensation to select employees.  Restricted stock awards are generally subject to forfeiture if employment terminates prior to vesting.  Outstanding blocks of restricted stock grants as of December 31, 2006 were all fully vested.

In February 2007, awards totaling 245,000 shares were granted to select employees of the Company that will cliff-vest five years from the date of grant.  The Company has classified the awards as equity awards under the provisions of SFAS 123(R) and compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.

The value of share-based payment awards was determined using an independent valuation.  The valuation considered the Company’s performance and share value for fiscal year 2006, which was determined to be $6.49 per share.  For the three months and six months ended June 30, 2007, the Company recognized $53 and $132, respectively, in stock-based compensation expense.

As a result of the consummation of the Merger, each restricted stock unit outstanding immediately prior to the effective time of the Merger vested and became free of any lapse restriction at or prior to the Merger.  In addition, each restrictive stock unit was cancelled and each holder was entitled to receive an amount of cash as calculated pursuant to the Merger Agreement.

The following table summarizes the changes in the number of shares of restricted stock for the six months ended June 30, 2007 (dollars in thousands):

		Aggregate
	Shares	fair value
Outstanding at December 31, 2006	190,356	$1,235
Exercised	(122,114)	(793)
Cancelled and other	3,640	24
Outstanding at June 30, 2007	71,882	$466
Add:
Amortized portion of unvested stock grant		132
Obligation to redeem restricted stock units of Parent at June 30, 2007	71,882	$598

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

QUARTERLY OVERVIEW; COMPARISON TO IMMEDIATELY PRECEDING QUARTER

We reported a net loss of $7.6 million for the second quarter ended June 30, 2007.  This compared to a net profit of $4.9 million for the first quarter ended March 31, 2007 and a net profit of $2.0 million for the second quarter ended June 30, 2006.  Total net sales for the second quarter ended June 30, 2007 were $144.3 million compared to $155.5 million and $144.9 million in the first quarter ended March 31, 2007 and second quarter ended June 30, 2006, respectively.

In the second quarter ended June 30, 2007, we incurred legal and professional fees of $1.6 million associated with the consummation of the Merger, as described below in further detail, compared to $0.3 million in the first quarter ended March 31, 2007.

The Canton Mill conducted its annual planned pine pulp mill outage and corresponding planned outage of Number 10 recovery boiler in the second quarter ended June 30, 2007.  This outage was longer than a normal pulp mill and recovery boiler outage due to planned tube replacements in the recovery boiler.  In addition, our paperboard machine was down for planned maintenance along with a planned outage of one of our uncoated freesheet paper machines.  The total cost of these planned outages was approximately $6.7 million.  There was not a corresponding pulp mill outage in the first quarter ended March 31, 2007.  In addition to the outage costs, our maintenance costs for the second quarter ended June 30, 2007 were $0.9 million above the first quarter ended March 31, 2007 due to timing of scheduled maintenance projects.

Packaging segment shipments for the second quarter ended June 30, 2007 decreased 4.0% when compared to the first quarter ended March 31, 2007.  Pricing for the packaging segment for the second quarter ended June 30, 2007 decreased 0.8% over the first quarter ended March 31, 2007.

Uncoated paper shipments totaled 67,294 tons in the second quarter ended June 30, 2007 compared to 73,108 tons in the first quarter ended March 31, 2007.  Average pricing in the second quarter ended June 30, 2007 was flat when compared to the first quarter ended March 31, 2007.

Raw material and energy costs increased in the second quarter ended June 30, 2007 compared to the first quarter ended March 31, 2007 by approximately $1.0 million.  This increase was primarily due to increases in the cost of polyethylene and fuel oil.

Recent Event

On July 31, 2007, our parent, Blue Ridge Holding Corp., merged with and into Packaging Holdings Inc., or NewCo, a wholly owned subsidiary of Evergreen Packaging Inc., or Evergreen, with our parent surviving (referred to herein as the Merger).  The Merger was consummated in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of June 13, 2007, as amended, by and among Rank Group, NewCo, Blue Ridge Holding Corp. and, solely in its capacity as the Stockholder Representative, KPS Special Situations Fund, L.P. (referred to herein as the Merger Agreement).  Prior to the closing, Rank Group transferred ownership of NewCo to its affiliate, Evergreen.

As a result of the consummation of the Merger, in accordance with the terms and conditions of the Merger Agreement, a change of control occurred in our voting shares of common stock indirectly beneficially owned immediately before the Merger.  The total consideration payable under the Merger Agreement was $338.0 million, subject to adjustment.  All of the voting shares of common stock of our parent are currently held by Evergreen.  Evergreen financed the amounts to be paid upon consummation of the Merger through borrowings under an existing loan facility and loaned the amounts payable in the Merger Agreement to our parent.

Results of Operations

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net sales:
Packaging	$88.0	$85.3	$180.5	$168.2
Paper	56.3	59.6	118.8	116.7
Total	$144.3	$144.9	$299.3	$284.9

Segments' operating profit:
Packaging	$6.0	$6.0	$14.5	$10.4
Paper	1.3	6.5	10.3	10.8
Total segments' operating profit, excluding corporate expenses	$7.3	$12.5	$24.8	$21.2

Corporate expense	9.2	6.6	17.0	13.6
Total operating profit (loss)	$(1.9)	$5.9	$7.8	$7.6

Percentage of net sales:
Packaging	61.0%	58.9%	60.3%	59.0%
Paper	39.0%	41.1%	39.7%	41.0%
Total	100.0%	100.0%	100.0%	100.0%

Segments' operating margin:
Packaging	6.8%	7.0%	8.0%	6.2%
Paper	2.3%	10.9%	8.7%	9.3%
Average margin	5.1%	8.6%	8.3%	7.4%

Shipments (tons):
Packaging	67,894	72,137	138,666	140,733
Paper	70,924	74,837	150,153	152,734
Total	138,818	146,974	288,819	293,467

Average price ($ per ton):
Packaging	$1,296	$1,182	$1,302	$1,195
Paper	794	796	791	764
Average price	$1,039	$986	$1,036	$971

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Net Sales.  Net sales for the three-month period ended June 30, 2007, or the 2007 three-month period, decreased $0.6 million, or 0.4%, to $144.3 million compared to $144.9 million for the three-month period ended June 30, 2006, or the 2006 three-month period.

Net sales for our packaging segment for the 2007 three-month period increased $2.7 million, or 3.2%, to $88.0 million compared to $85.3 million for the 2006 three-month period.  For the 2007 three-month period, our packaging segment sold 67,894 tons of coated and converted paperboard products at an average price of $1,296 per ton, compared to 72,137 tons sold for the 2006 three-month period at an average price of $1,182 per ton.  The increase in packaging segment sales is attributable to a 9.6% increase in the average revenue per ton shipped, reflecting improved pricing for both our cartons and non-converted coated board.  Partially offsetting the improved average revenue per unit was a 5.9% decrease in total volume shipped, reflecting reduced volume of sales for our non-converted coated board.

Net sales for our paper segment for the 2007 three-month period decreased $3.3 million, or 5.5%, to $56.3 million compared to $59.6 million in the 2006 three-month period.  Net sales volume in our paper segment decreased 3,913 tons to 70,924 tons shipped in the 2007 three-month period as compared to 74,837 tons shipped in the 2006 three-month period.  Approximately 93.9%, or $3.1 million, of the net sales decrease in the 2007 three-month period reflects reduced shipment volume in the 2007 three-month period that was primarily brought about through lower operating efficiency at our Canton, North Carolina manufacturing facility, which we believe has currently been remedied.  Average pricing in our paper segment declined to $794 per ton shipped in the 2007 three-month period as compared to $796 per ton shipped in the 2006 three-month period.

Operating Profit.  Total segments’ operating profit decreased $5.2 million to $7.3 million in the 2007 three-month period compared to an operating profit of $12.5 million for the 2006 three-month period.  As a percentage of sales, total segments’ operating profit decreased to 5.1% in the 2007 three-month period from 8.6% in the 2006 three-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit (in millions):

Segments’ Operating Profit	Three-Month Period Ended June 30, 2007	Three-Month Period Ended June 30, 2006	Change
	$7.3	$12.5	$(5.2)

Product pricing improvement	$5.3

Productivity and sales reductions	(2.3)

Decrease in outbound transportation costs	1.2

Additional expenditures for repairs and maintenance	(2.4)

Increased costs for our wood fiber input	(0.9)

Plastic resin costs used at Waynesville coating facility	(1.7)

Increased chemical and other raw material costs	(2.8)

Increased wage and benefit costs	(2.7)

Other miscellaneous and offsetting items	1.1

Total	$(5.2)

Operating profit for our packaging segment remained constant at $6.0 million, or 6.8%, of packaging segment sales for the 2007 three-month period, compared to $6.0 million, or 7.0%, of packaging segment sales for the 2006 three-month period.  Significant items that increased operating profit for our packaging segment in the 2007 three-month period were: (i) increased pricing on coated board sales of $1.7 million and on converted carton sales of $3.9 million; (ii) a $0.4 million decrease in outbound transportation costs due to moderating fuel costs; and (iii) other miscellaneous and offsetting variances totaling $0.5 million.  The increase in packaging segment operating profit in the 2007 three-month period was offset by: (i) a $1.7 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) a $2.4 million increase in costs of internally produced board received from our Canton, North Carolina mill (the “Canton Mill”) and passed on to the packaging division through interdivisional transfer costs; (iii) an increase of $0.5 million in repair material and service costs; (iv) an increase of $1.6 million in costs incurred for wages and benefits; and (v) an approximate $0.2 million increase in cost of chemicals and packing materials utilized in our manufacturing process.

Operating profit for our paper segment decreased $5.3 million in the 2007 three-month period to $1.3 million, or 2.3%, of paper segment sales, compared to an operating profit of $6.5 million, or 10.9%, of paper segment sales for the 2006 three-month period.  The decrease in operating profit for our paper segment was due primarily to: (i) lower pricing on uncoated paper sales of $0.3 million; (ii) reduced productivity and sales volume of approximately $2.3 million; (iii) a $3.5 million increase in the cost of wood chips and chemicals used as primary raw material at our Canton Mill; (iv) a $1.1 million increase in costs incurred for wages and benefits; and (v) an increase of $1.9 million in repair material and service costs.  The decrease in paper segment operating profit in the 2007 three-month period was partially offset by: (i) a $0.8 million decrease in outbound transportation costs due to moderating fuel costs; (ii) increased transfer revenue for the rawstock sent to our Waynesville facility of $2.2 million; and (iii) other miscellaneous and offsetting variances totaling $0.8 million.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses increased $3.1 million, or 50.8%, to $9.2 million in the 2007 three-month period compared to $6.1 million for the 2006 three-month period.  The increase was primarily attributable to: (i) legal and professional fees of $1.6 million incurred in the 2007 three-month period with respect to the consummation of the Merger; (ii) increased benefit costs of approximately $0.2 million; (iii) an increase of $0.3 million in bad debt expenses related to our trade receivables in the 2007 three-month period as compared to the 2006 three-month period; (iv) consulting service costs of $0.4 million incurred in the 2007 three-month period to support the implementation of our product tracking system upgrade; and (v) other miscellaneous offsetting variances totaling $0.6 million.

Depreciation and Amortization Expense (non-operations).   Depreciation and amortization expense unrelated to operations was less than $0.1 million for both the 2007 three-month period and 2006 three-month period.

ESOP Expense.   ESOP expense decreased $0.5 million, or 100.0%, to $0.0 million in 2007 compared to $0.5 million in 2006.  The decrease in the 2007 three-month period reflects the completion of the seven-year share distribution into the ESOP, which began in May 1999 and concluded in May 2006.  Going forward, ESOP expense should no longer be incurred by us.  As a result of the consummation of the Merger, the shares of common stock owned by the ESOP were cancelled and the ESOP Trustee, on behalf of each ESOP participant, received an amount of cash as calculated pursuant to the Merger Agreement.  The ESOP Trustee is in the process of distributing the cash to the ESOP participants as contemplated by the Merger Agreement.

Interest and Amortization Expenses.  Interest and amortization expenses increased $0.7 million to $5.6 million for the 2007 three-month period compared to $4.9 million for 2006 three-month period.  In June 2007, we recognized interest expense of $0.4 million associated with the on-going environmental litigation.  In December 2006, we converted an operating lease to a capital lease resulting in additional related interest of $0.1 million.  In addition, our average revolver facility balance and Parent PIK Senior Subordinated Note were higher adding $0.1 million to interest expense, as well as an increase of $0.1 million in capitalized interest expense.  In connection with the consummation of the Merger, the Rank Group arranged for our parent’s PIK Senior Subordinated Note previously held in the name of International Paper to be transferred by International Paper to an affiliate of the Rank Group.

Government Grant Income.  In the 2007 three-month period, we did not recognize any government grant income as compared to $1.0 million government grant income recognized in the 2006 three-month period.  The grant money received in the 2006 three-month period was used to repair and more permanently protect our wastewater facility, which also serves the Town of Canton, North Carolina.

Income Tax Expense.  There was no income tax expense recorded in either the 2007 three-month period or the 2006 three-month period.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Net Sales.  Net sales for the six months ended June 30, 2007, or the 2007 six-month period, increased to $299.3 million, or 5.1%, compared to $284.9 million for the six months ended June 30, 2006, or the 2006 six-month period.  This increase in total revenue is attributable to an increase in the average weighted revenue per ton shipped to $1,036 per ton in the 2007 six-month period from $971 per ton in the 2006 six-month period.  This increase in average revenue per ton sold resulted primarily from improved pricing on our major grade lines in the packaging segment: coated board and cartons.  The increase in average weighted revenue per unit sold resulted in an approximate $18.8 million increase in total revenue in the 2007 six-month period as compared to the 2006 six-month period.  Total sales volume decreased by 4,648 tons, or 1.6%, to 288,819 tons in the 2007 six-month period compared to 293,467 tons for the 2006 six-month period.

Net sales for our packaging segment for the 2007 six-month period increased $12.3 million, or 7.3%, to $180.5 million compared to $168.2 million for the 2006 six-month period.  The increase in net sales is attributable to: (i) an average net sales price per ton increase of 7.0% for cartons and 4.4% for non-converted coated paperboard in the 2007 six-month period compared to the 2006 six-month period; and (ii) an 8.9% increase in volume of our converted carton shipments in the 2007 six-month period as compared to the 2006 six-month period.  The increase in net sales was partially offset by a decrease in shipment volume for our non-converted coated paperboard of 10.2% in the 2007 six-month period as compared to the 2006 six-month period.

Sales for our paper segment for the 2007 six-month period increased by $2.1 million, or 1.8%, to $118.8 million compared to $116.7 million for the 2006 six-month period.  This increase was attributable to an improvement in our average net sales price per ton for our products sold, partially offset by a decrease in the volume of products shipped.  Our average net sales price per ton increased 3.5% for our paper grades and 0.5% for uncoated paperboard in the 2007 six-month period as compared to the 2006 six-month period.  Total segment outside shipment volume decreased 2,581 tons or, 1.7%, to 150,153 tons in the 2007 six-month period as compared to 152,734 tons in the 2006 six-month period.  The decrease in the paper segment shipment volume reflects reduced productivity at our Canton Mill.

Operating Profit.  Total segments’ operating profit increased $3.6 million to $24.8 million in the 2007 six-month period compared to an operating profit of $21.2 million for the 2006 six-month period.  As a percentage of sales, total segments’ operating profit increased to 8.3% in the 2007 six-month period from 7.4% in the 2006 six-month period.

The following table sets forth significant items that increased (decreased) total segments’ operating profit:

Segments’ Operating Profit	Six-Month Period Ended June 30, 2007	Six-Month Period Ended June 30, 2006	Change
	$24.8	$21.2	$3.6

Product pricing improvement	$14.0

Productivity and sales reductions (net)	(0.7)

Increased wage and benefit costs	(5.1)

Decrease in outbound transportation costs	2.0

Increased wood fiber costs	(2.0)

Major raw material costs (plastic resin, chemicals, and packing materials)	(3.6)

Increased by-product sales	3.0

Additional expenditures for repairs and maintenance	(2.9)

Change in inventory valuation	(0.1)

Other miscellaneous and offsetting items	(1.0)

Total	$3.6

Operating profit for our packaging segment in the 2007 six-month period increased $4.1 million to $14.5 million compared to $10.4 million for the 2006 six-month period.  The increase was primarily due to: (i) increases in the average net selling prices for coated paperboard and carton products of 4.4% and 7.0%, respectively, compared to the 2006 six-month period, adding $10.2 million to revenues and operating profit for the 2007 six-month period as compared to the 2006 six-month period; (ii) increased productivity and sales volume of approximately $1.6 million; (iii) improved transportation management and reduced fuel costs resulting in a decline of $0.9 million in outbound freight expense and a corresponding increase in operating profit for the 2007 six-month period; and (iv) a $2.2 million increase in sales of scrap and waste sold as a by-product.  The increase in packaging segment operating profit in the 2007 six-month period was partially offset by: (i) a $0.6 million increase in purchase costs of plastic/resin, our primary raw material used at our Waynesville converting facility; (ii) an increase of $0.7 million in repair material and service costs; (iii) a $3.2 million increase in our wage and benefits costs; (iv) increased transfer cost of rawstock paperboard of $4.2 million; (v) an approximate $0.2 million increase in cost of chemicals and packing materials utilized in our manufacturing process; (vi) impact of change in inventory valuation in the 2007 six-month period of $0.7 million; and (vii) other miscellaneous and offsetting items totaling $1.2 million.

Operating profit for our paper segment decreased $0.5 million in the 2007 six-month period to $10.3 million as compared to $10.8 million for the 2006 six-month period.  The decrease in operating profit for our paper segment was due primarily to: (i) reduced productivity and sales volume of approximately $2.3 million; (ii) an approximate $2.8 million increase in cost of chemicals and other materials utilized in our manufacturing process; (iii) a $2.0 million increase in the cost of wood chips, our primary raw material at our Canton Mill; (iv) increased wage and benefits costs of $1.9 million; and (v) an increase of $2.2 million in repair material and service costs.  The decrease in paper segment operating profit in the 2007 six-month period was partially offset by: (i) increased pricing on paper sales of $3.8 million; (ii) increased transfer cost for the rawstock sent to our Waynesville facility of $4.3 million; (iii) improved transportation management and reduced fuel costs resulting in a decline of $1.1 million in outbound freight expense and a corresponding increase in operating profit for the 2007 six-month period; (iv) impact of change in inventory valuation in the 2007 six-month period of $0.6 million; (v) improved by-product revenue of $0.8 million; and (vi) other miscellaneous and offsetting variances totaling $0.1 million.

Selling, General and Administrative Expenses.   Total selling, general and administrative expenses increased $4.5 million, or 37.8%, to $16.4 million in the 2007 six-month period compared to $11.9 million for the 2006 six-month period.  The increase was primarily attributable to: (i) legal and professional fees of $1.9 million incurred in the 2007 six-month period with respect to the consummation of the Merger; (ii) increased salary payroll and benefit costs of approximately $0.6 million; (iii) consulting service costs of $0.5 million incurred in the 2007 six-month period to support the implementation of our product tracking system upgrade; (iv) an increase of $0.6 million in bad debt expenses related to our trade receivables in the 2007 six-month period as compared to the 2006 six-month period; (v) a $0.5 million profit sharing distribution to our employees that was earned in the first quarter of fiscal year 2007; and (vi) other miscellaneous offsetting variances totaling $0.4 million.

Depreciation and Amortization Expense (non-operations).  Depreciation and amortization expenses unrelated to manufacturing remained constant at $0.1 million in the 2007 six-month period compared to $0.1 million in the 2006 six-month period.

ESOP Expense.  ESOP expense decreased $1.6 million, or 100.0%, to $0.0 million in the 2007 six-month period compared to $1.6 million in the 2006 six-month period.  The decrease reflects the completion of the seven-year share distribution into the ESOP, which began in May 1999 and concluded in May 2006.   Going forward, ESOP expense should no longer be incurred by us.  As a result of the consummation of the Merger, the shares of common stock owned by the ESOP were cancelled and the ESOP Trustee, on behalf of each ESOP participant, received an amount of cash as calculated pursuant to the Merger Agreement.  The ESOP Trustee is in the process of distributing the cash to the ESOP participants as contemplated by the Merger Agreement.

Interest and Amortization Expenses.   Interest and amortization expenses increased $0.7 million to $10.4 million for the 2007 six-month period compared to $9.7 million for the 2006 six-month period.  This increase is primarily attributable to recognized interest of $0.4 million associated with the on-going environmental litigation.  In December 2006, we converted a lease to capital resulting in additional related interest of $0.2 million, and miscellaneous interest income contributed $0.1 million.  In addition, our average revolver facility and Parent PIK Senior Subordinated Note increased causing an increase to interest expense by $0.4 million, which was offset by an increase of $0.4 million in capitalized interest expense.  In connection with the consummation of the Merger, the Rank Group arranged for our parent’s PIK Senior Subordinated Note previously held in the name of International Paper to be transferred by International Paper to an affiliate of the Rank Group.

Government Grant Income.  In the 2007 six-month period, we did not recognize any government grant income as compared to $1.2 million government grant income recognized in the 2006 six-month period.  The grant money received in the 2006 six-month period was used to repair and more permanently protect our wastewater facility, which also serves the Town of Canton, North Carolina.

Income Tax Expense.  There was no income tax expense recorded in either the 2007 six-month period or 2006 six-month period since we had a year-to-date net loss in both of the periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and fund our operations and capital expenditure needs.  Our total senior debt, defined as total debt less the Parent PIK Senior Subordinated Note, at June 30, 2007 was approximately $165.0 million.  Subject to our performance, which if adversely affected could affect the availability of funds, we expect to be able to meet our liquidity requirements for the remainder of fiscal year 2007 through cash provided by operations and through borrowings available under our working capital facility.  We cannot assure you, however, that this will be the case.  We entered into a $45.0 million revolving credit facility in December 2003.  On September 15, 2004, the credit agreement was amended to increase the facility from $45.0 million to $50.0 million on a permanent basis.  On August 5, 2005, the credit agreement was amended to include specified foreign account debtors as eligible accounts in determining borrowing base availability.  On March 15, 2006, the revolving credit agreement was amended on a permanent basis to change the minimum borrowing availability threshold from $7.5 million to $5.0 million.  On July 31, 2007, in connection with the consummation of the Merger, the credit agreement was further amended to waive any default or other right that would otherwise result from the change of control arising from the consummation of the Merger.  In addition, on August 1, 2007, the credit agreement was amended with respect to certain restrictive payment covenants.  Copies of Amendment Nos. 9 and 10 are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.  The maximum borrowing availability at June 30, 2007 and December 31, 2006 was $7.9 million and $10.1 million, respectively.  The revolving credit facility contains covenant restrictions, which require covenant availability to exceed $5.0 million (as amended March 15, 2006).  If the covenant availability does not meet the required minimum availability, a fixed charge coverage ratio covenant of 1.1 to 1.0 will be triggered.  As of June 30, 2007, we had a covenant availability of $15.0 million, which is $10.0 million in excess of the required minimum.

Summary of Cash Flow (in millions):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$11.3	$0.6
Net cash used in investing activities	(8.6)	(5.2)
Net cash provided by (used in) financing activities	(3.5)	3.3
Net decrease in cash	$(0.8)	$(1.3)

Cash balance	$1.1	$0.7

The cash provided by operations was $11.3 million for the 2007 six-month period.  The cash provided by operations was primarily attributable to changes in working capital.

The cash used in investing activities for the 2007 six-month period was $8.6 million.  Capital spending for the 2007 six-month period was $8.6 million, which included $0.3 million for capitalized interest and $1.4 million for environmental projects.  For the fiscal year ending December 31, 2007, we currently estimate that our capital spending will be approximately $22.4 million.

Net cash used in financing activities was $3.5 million for the 2007 six-month period, which is primarily attributable to a reduction in outstanding checks within other financing activities in the statement of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including interest rate risk.  Risk exposure relating to this market risk is summarized below.  This information should be read in connection with the condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 to this Quarterly Report on Form 10-Q.  We manage interest cost using a combination of fixed and variable rate debt.  As of June 30, 2007, we have $125.0 million of Notes outstanding at a 9.5% fixed rate of interest and a $50.0 million working capital credit facility at variable rates of interest.  As of June 30, 2007, approximately $36.4 million was outstanding under our working capital credit facility consisting of short-term interest rates of 0.25% over Applicable Revolver Index Margin and 2.00% over Applicable Revolver Libor Margin, as defined.  Our working capital facility, as amended June 9, 2006, offers two options for interest rates:  Applicable Revolver Libor margin ranging from 1.50% - 2.00% or Applicable Revolver Index Margin ranging from 0.00% - 0.25%.  The rate is based on revolver availability.  As of June 30, 2007, we were approximately at the mid-point of the interest rate grid for Libor and Index Margins.  In addition, as of June 30, 2007, we have a $0.7 million mortgage note with a maximum interest rate of 5.5% and a remaining duration of four years.

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the SEC, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, we are in compliance with Rule 13a-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year 2006 have not materially changed, except as described below:

Exposure to interest rate changes and other types of capital market volatility could increase our financing costs.

We require both short-term and long-term financing to fund our operations, including capital expenditures.  A portion of our financing will potentially come from the Rank Group in New Zealand and its banking facilities.  Changes in international and domestic capital markets could affect the cost or availability of financing.  In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues.  Changes in the international and domestic capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.

ITEM 5. OTHER INFORMATION

On August 9, 2007, the following actions occurred: (1) Richard A. Lozyniak resigned from the Audit Committee and the Compensation Committee of our Board of Directors; (2) Allen Hugli was elected to the Audit Committee and Compensation Committee of our Board of Directors; (3) Thomas Degnan was designated as the Chair of both the Audit Committee and Compensation Committee our Board of Directors; and Allen Hugli was designated as the financial expert for the Audit Committee.  Messrs. Hugli and Degnan are currently members of our Board of Directors.

Our Board of Directors has approved the Ninth Amendment to the Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc., which amends certain pre-retirement survivor annuity coverage provisions for our current or former employees who had formerly participated in the Champion International Corporation Salaried Retirement Plan.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

10.1

Amendment No. 9 to the Credit Agreement, dated as of July 31, 2007, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto.

10.2

Amendment No. 10 to the Credit Agreement, dated as of August 1, 2007, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto.

10.3	Letter agreement between Packaging Holdings Inc. and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union dated June 13, 2007.

10.4	Letter agreement between Packaging Holdings Inc. and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union dated July 25, 2007.

10.5	Ninth Amendment to the Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE PAPER PRODUCTS INC.

Date: August 14, 2007
/S/ JOHN B. WADSWORTH
John B. Wadsworth
Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

BLUE RIDGE PAPER PRODUCTS INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1

Amendment No. 9 to the Credit Agreement, dated as of July 31, 2007, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto.

10.2

Amendment No. 10 to the Credit Agreement, dated as of August 1, 2007, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders signatory thereto.

10.3	Letter agreement between Packaging Holdings Inc. and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union dated June 13, 2007.

10.4	Letter agreement between Packaging Holdings Inc. and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union dated July 25, 2007.

10.5	Ninth Amendment to the Retirement Plan for Salaried Employees of Blue Ridge Paper Products Inc.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.